Form 10-Q
period 1997-03-31
SPECIAL METALS CORP
filed 1997-05-09
CIK 1028965

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission file No. 000-22029
                   ------------

                           SPECIAL METALS CORPORATION
             (Exact name of registrant as specified in its charter)

  Delaware                                                  25-1445468
--------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                           4317 Middlesettlement Road
                             New Hartford, NY 13413
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 798-2900
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes               No   X
                            -----            -----

As of May 1, 1997, there were 15,475,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                          SPECIAL METALS CORPORATION

                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX

                                                                                    Page
Part I. Financial Information

Item 1. Condensed Financial Statements (unaudited)

        Condensed Balance Sheets as of March 31, 1997 and December 31, 1996           2

        Condensed Statements of Operations and Retained Earnings (Accumulated
         Deficit) for the three months ended March 31, 1996 and 1997                  3

        Condensed Statements of Cash Flows for three months ended
         March 31, 1996 and 1997                                                      4

        Notes to Condensed Financial Statements                                       5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                   9

Item 3. Quantitative Disclosures About Market Risk                                   13

Part II.Other Information

Item 1. Legal Proceedings                                                            14

Item 2. Changes in Securities                                                        14

Item 3. Defaults Upon Senior Securities                                              14

Item 4. Submission of  Matters to a Vote of Security Holders                         14

Item 5. Other Information                                                            14

Item 6. Exhibits and Reports on Form 8-K                                             15

Signatures                                                                           16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SPECIAL METALS CORPORATION
                               CONDENSED BALANCE SHEETS
                              (Unaudited - In thousands)

                                                             December 31,   March 31,
                                                                 1996         1997
                                                              ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                   $   3,336    $   6,334
  Accounts receivable, less allowance for doubtful accounts
   of $120 for 1996 and $140 for 1997                            28,628       36,263
  Inventories                                                    42,739       45,830
  Prepaid expenses                                                  382          545
  Deferred taxes                                                  2,995        2,995
                                                              ---------    ---------
Total current assets                                             78,080       91,967
Property, plant and equipment                                    33,232       33,870
Deferred taxes                                                    1,743        1,743
Other assets                                                      3,437        3,403
                                                              ---------    ---------
Total assets                                                  $ 116,492      130,983
                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                            $  12,856    $  20,333
  Accrued liabilities                                            11,791       12,422
  Income taxes payable                                              187        2,445
  Current portion of long-term debt and capital leases            4,296          200
  Subordinated notes payable to affiliates                        1,500         --
                                                              ---------    ---------
Total current liabilities                                        30,630       35,400
Long-term debt and capital lease obligations                     42,523          545
Other long-term liabilities                                       8,564        8,705
                                                              ---------    ---------
Total liabilities                                                81,717       44,650
Commitments and contingencies
Shareholders' equity:
  Preferred stock                                                  --           --
  Common stock                                                      124          155
  Paid-in surplus                                                29,716       75,646
  Pension adjustment                                               (697)        (697)
  Retained earnings                                               5,632       11,229
                                                              ---------    ---------
Total shareholders' equity                                       34,775       86,333
                                                              ---------    ---------
Total liabilities and shareholder's equity                    $ 116,492    $ 130,983
                                                              =========    =========

See accompanying notes to condensed financial statements.

                          SPECIAL METALS CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS AND
                   RETAINED EARNINGS (ACCUMULATED DEFICIT)
             (Unaudited - In thousands, except per share amounts)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                      1996               1997
                                                    --------           --------
Net sales                                           $ 39,639           $ 47,424
Cost of goods sold                                    33,428             36,029
                                                    --------           --------
                                                       6,211             11,395

Selling, general and administrative expenses           1,183              1,613
                                                    --------           --------

Operating income                                       5,028              9,782

Interest expense                                       1,087                521
Other income                                            --                  (40)
                                                    --------           --------

Income before income taxes                             3,941              9,301

Income tax expense                                     1,018              3,704
                                                    --------           --------

Net income                                             2,923              5,597

Retained earnings (accumulated deficit):
  Beginning of period                                (13,449)             5,632
                                                    --------           --------

  End of period                                     $(10,526)          $ 11,229
                                                    ========           ========

Net income per share                                $   0.24           $   0.41
                                                    ========           ========

Weighted average shares outstanding                   12,400             13,562
                                                    ========           ========


See accompanying notes to condensed financial statements.

                          SPECIAL METALS CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited - In thousands)

                                                            Three months ended March 31,
                                                            ----------------------------
                                                               1996               1997
                                                             --------           --------
Operating Activities:
  Net income                                                 $  2,923           $  5,597
   Depreciation and amortization                                1,235              1,027
   Other adjustments and changes in assets and liabilities     (2,676)              (381)
                                                             --------           --------
Net cash provided by operating activities                       1,482              6,243

Investing Activities:
  Capital expenditures                                           (372)            (1,621)

Financing Activities:
  Proceeds from sale of common stock                             --               45,961
  Borrowings under revolving credit facilities                  1,300               --
  Repayment of revolving credit facilities                     (2,300)           (26,000)
  Proceeds from (repayment of) subordinated notes
   payable to affiliates                                          300             (1,500)
  Repayments of term loans                                     (1,250)           (20,000)
  Payments on capital lease obligations                           (41)               (74)
  Other                                                            99                (11)
                                                             --------           --------
Net cash used in financing activities                          (1,892)            (1,624)
                                                             --------           --------
Net increase (decrease) in cash and cash equivalents             (782)             2,998

Cash and cash equivalents at beginning of period                2,613              3,336
                                                             --------           --------
Cash and cash equivalents at end of period                   $  1,831           $  6,334
                                                             ========           ========


See accompanying notes to condensed financial statements.

                          SPECIAL METALS CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                 (Unaudited)

Note 1 - Accounting Policies

The accompanying unaudited condensed financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (Reg. No. 333- 18499) which was declared effective as of February 25, 1997.

Note 2 - Inventories

Inventories consist of the following (in thousands):

                                                    December 31,   March 31,
                                                        1996         1997
                                                   ------------  ------------
   Raw materials and supplies                      $     11,388  $      9,958
   Work-in-process                                       31,351        35,872
                                                   ------------  ------------
                                                   $     42,739  $     45,830
                                                   ============  ============

Note 3 - Capital Stock and Stock Options

Effective February 26, 1997, the Company sold 3,075,000 shares of its common stock at $16.50 per share in an initial public offering. Proceeds from the offering, net of commissions and other related expenses totaling approximately $4.8 million, were approximately $46.0 million. The proceeds were used primarily to reduce the Company's outstanding indebtedness.

During the quarter ended March 31, 1997, the Company adopted the Special Metals Corporation 1997 Long-Term Stock Incentive Plan (the "Stock Incentive Plan") and granted options to key employees and certain directors for the purchase of 295,500 shares of the Company's common stock at $16.50 per share (the initial public offering price). The options will vest 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant, and 25% on the fourth anniversary of the date of grant. The options will expire after 10 years.

In connection with the Stock Incentive Plan, the Company has reserved 800,000 shares of its common stock.

                          SPECIAL METALS CORPORATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 (Unaudited)

Note 3 - Capital Stock and Stock Options (Continued)

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), the Company has elected to measure compensation for stock options based upon the intrinsic value of the award on the measurement date. SFAS 123 requires companies that choose to measure compensation using the intrinsic value method to disclose pro forma net income and earnings per share information as if the fair value method prescribed in SFAS 123 were used. The fair value method reflects compensation expense for grants of stock, stock options, and other equity instruments to employees based on changes in the fair value of the option or other equity instrument. The pro forma disclosures for the Company are not material.

Note 4 - Contingencies

Environmental

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws, and is currently involved in several actions regarding the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes generated over a number of years including the following.

The Company, with contribution from other parties, performed remedial actions at a site in Clayville, New York (the "Ludlow Landfill"), except for a portion of the site known as the "North Gravel Pit." The New York State Department of Environmental Conservation ("DEC") has advised the Company that all work performed to date is acceptable. Notwithstanding the fact that the remediation work has been completed (except for the North Gravel Pit) the DEC may seek a post-excavation claim for biota monitoring, which is an environmental assessment procedure. This claim is not anticipated to be material. The Company is also responsible for operation and maintenance costs for a period of 30 years. The costs for this are estimated to be approximately $150,000 per year in years one and two, and approximately $90,000 in the remaining years. The total estimated costs of approximately $2.8 million have been discounted at an annual rate of 4% in the accompanying financial statements. The Company may also be required to perform contingent post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has been discovered at the North Gravel Pit, and a study is currently underway to determine the extent of the contamination and to select an appropriate remedial alternative. This study is expected to be completed in the second half of 1997. It is not possible to provide a reasonable estimate as to the cost of any remedial work which will be required in the North Gravel Pit until the study is complete and a remedial alternative is determined. Based upon preliminary information, the Company estimates the cost will be at least $1.0 million and the Company has established a reserve in this amount. The Company has reserved a total of approximately $2.8 million with respect to the Ludlow Landfill, including the North Gravel Pit.

                          SPECIAL METALS CORPORATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)

Note 4 - Contingencies (Continued)

Environmental (Continued)

The Company is also involved in a site in Utica, New York which is alleged to be contaminated. In the mid 1980's, the owners/operators of Universal Waste in Utica, New York (the "Universal Waste Site") were cited by the DEC in a formal enforcement proceeding for cleanup of the site which was allegedly contaminated. The owner of the Universal Waste Site requested by motion that the Company be named as an indispensable party to that proceeding. The DEC, however, took the position that the Company should not be named as an indispensable party. The Company believes that at least four other potentially responsible parties have been identified with respect to the contamination at the site. A consent order has been executed obligating the site operator to conduct a preliminary site assessment on a portion of the property. The preliminary site assessment is underway. The DEC is also conducting a separate preliminary site assessment. The Company is presently not involved in investigating the alleged contamination. Based upon the limited information available to its environmental engineers, the Company has established a reserve of $575,000. However, because of the preliminary nature of the investigation, it is not possible, at this time, to provide a reasonable estimate as to the ultimate cost of any investigative or remedial work which will be required, or the Company's share, if any, of such costs.

The Company is on notice of, and involved in, certain other environmental matters which have been settled or are at various stages of discussion, negotiation or settlement which the Company does not believe to be material.

Although the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that some, or all, of the risks noted previously will not result in liabilities that are material to the Company's business, results of operations, financial positions, or cash flows.

Other

From time to time, the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company does not believe that it is a party to any proceedings at the present time that could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

                          SPECIAL METALS CORPORATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 (Unaudited)

Note 5 - Effects of New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options will be excluded. The Company will also be required to present diluted earnings per share, which will include the dilutive effect of stock options. The impact on basic earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 would be immaterial. The Company has not yet determined what the impact of Statement 128 will be on the calculation of diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this item constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See Part II. Other Information, Item 5(b), "Forward-Looking Statements."

OVERVIEW

The Company manufactures superalloys and special alloys, which are highly engineered metal alloys designed to withstand extreme heat, stress and corrosion. Special Metals operates three divisions. The Superalloy Billet and Bar Division manufactures a wide array of wrought superalloy and special alloy products in billet, bar and cast form, which are used primarily in jet engines. This division also produces "shape memory" alloys, such as Nitinol, which are primarily used in medical and dental applications. The Powder Division produces powder metallurgy-based superalloy products for military jet engines and the latest generation of large commercial jet engines. The Dental Division produces amalgamable dental alloys. For the three months ended March 31, 1997, the Superalloy Billet and Bar Division, the Powder Division and the Dental Division accounted for 89%, 9% and 2%, respectively, of the Company's net sales of $47.4 million.

NET SALES. Net sales include sales of the Company's superalloy and special alloy products and revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, under one-year supply contracts and under long-term firm price contracts. A substantial majority of the Company's net sales during the three months ended March 31, 1997 were sold under conventional purchase orders or under one-year supply contacts.

Export sales represent a significant portion of the Company's business. During the three months ended March 31, 1997, sales to purchasers outside of the United States totaled 30% of the Company's net sales. All of the Company's export sales are conducted in U.S. dollars.

COSTS OF GOODS SOLD. The superalloy industry is characterized by high capital investment and high fixed costs, and profitability is therefore significantly affected by changes in volume. Variable costs such as raw materials, labor, supplies and energy (primarily electricity) generally account for over three-fourths of the Company's costs of goods sold. Fixed costs, such as indirect overhead and depreciation, constitute the remainder of the Company's costs of goods sold.

A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, that are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. To attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into firm price contracts for the purchase of virgin raw materials from suppliers and for the purchase of scrap from customers or hedges the price of nickel. At March 31, 1997, the Company had commodity swap agreements covering approximately 51% of its virgin nickel requirements of its backlog, for a total purchase price of approximately $8.7 million. The fair value of the material covered by these agreements, based on the March 31, 1997 price quoted on the LME, was approximately $8.3 million. Unrealized gains and losses on the contracts are deferred and are recognized in income during the periods affected.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal services, and the office of the president.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                                  Three months ended
                                                       March 31,
                                                   1996        1997
                                                   -----       -----
   Net sales                                       100.0%      100.0%
   Costs of goods sold                              84.3        76.0%
                                                   -----       -----
     Gross profit                                   15.7        24.0
   Selling, general and administrative expenses      3.0         3.4
     Operating income                               12.7        20.6
   Interest expenses                                 2.7         1.1
   Other income                                        -         (.1)
                                                   -----       -----
     Income before income taxes                     10.0        19.6
   Income taxes expense                              2.6         7.8
                                                   -----       -----
     Net income                                      7.4        11.8
                                                   =====       =====

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996.

NET SALES. Net sales increased $7.8 million, or 19.6% from $39.6 million in the three months ended March 31, 1996 to $47.4 million in the three months ended March 31, 1997. This increase was principally due to improved pricing and an increase in pounds shipped. A significant portion of the pounds shipped during the three months ended March 31, 1996 were sold under long-term contracts negotiated in 1993, at the bottom of the aerospace cycle, which contained unfavorable pricing provisions. The Company generally did not earn any profit on sales under these long-term contacts during 1996.

COST OF GOODS SOLD. Cost of goods sold increased $2.6 million, or 7.8% from $33.4 million in the three months ended March 31, 1996 to $36.0 million in the three months ended March 31, 1997, primarily as a result of increased sales partially offset by improved manufacturing efficiencies and cost reduction programs. In addition, depreciation and amortization expense decreased from $1.2 million in the three months ended March 31, 1996 to $1.0 million in the three months ended March 31, 1997 as a result of various fixed and intangible assets becoming fully depreciated or amortized, as applicable. As a percentage of net sales, cost of goods sold decreased from 84.3% in the three months ended March 31, 1996 to 76.0% in the three months ended March 31, 1997 primarily due to the improved pricing in 1997 as well as to the allocation of the fixed portion of overhead included in cost of goods sold to a larger sales base.

GROSS PROFIT. Gross profit increased $5.2 million, or 83.5% from $6.2 million in the three months ended March 31, 1996 to $11.4 million in the three months ended March 31, 1997. This increase was due primarily to increased sales, cost reduction programs and improved manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $.4 million, or 36.3% from $1.2 million in the three months ended March 31, 1996 to $1.6 million in the three months ended March 31, 1997. The increase was due primarily to the increase in net sales. Selling, general and administrative expenses as a percentage of net sales increased from 3.0% in the three months ended March 31, 1996 to 3.4% in the three months ended March 31, 1997.

OPERATING INCOME. Operating income increased $4.8 million, or 94.6% from $5.0 million in the three months ended March 31, 1996 to $9.8 million in the three months ended March 31, 1997. Operating income as a percentage of net sales increased from 12.7% in the three months ended March 31, 1996 to 20.6% in the three months ended March 31, 1997.

INTEREST EXPENSE. Interest expense decreased $.6 million, or 52.1% from $1.1 million in the three months ended March 31, 1996 to $.5 million in the three months ended March 31, 1997. This decrease was due primarily to the repayment of debt outstanding with proceeds from the Company's initial public offering, and to an overall decrease in interest rates.

INCOME TAXES. Income tax expense increased $2.7 million, or 264% from $1.0 million in the three months ended March 31, 1996 to $3.7 million in the three months ended March 31, 1997. The increase was due to the increase in income before income taxes and an increase in the overall effective tax rate from 25.8% in the three months ended March 31, 1996 to 40% in the three months ended March 31, 1997. The effective income tax rate for the three months ended March 31, 1996 was less than that which would be expected due to utilization of net operating loss and alternative minimum tax credit carryforwards.

NET INCOME. Net income increased 91.5% from $2.9 million in the three months ended March 31, 1996 to $5.6 million in the three months ended March 31, 1997. Net income as a percentage of net sales increased from 7.4% in the three months ended March 31, 1996 to 11.8% in the three months ended March 31, 1997 primarily as a result of stronger demand for the Company's products by the aerospace industry, cost reduction programs and improved manufacturing efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from capital investments, working capital requirements, and principal and interest payments on indebtedness. The Company has historically met these liquidity requirements with funds generated from operations and from short-term and long-term debt financing (including borrowings from its principal stockholders). The Company's business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in the manufacturing process and compliance with environmental laws.

Net cash provided by operating activities was $1.5 million and $6.2 million for the three months ended March 31, 1996 and 1997, respectively. Improvements in cash flows from operating activities are principally the result of improved operating results, offset by increased working capital requirements attributable to increases in accounts receivable and inventory due to increased sales in 1996 and 1997 and a planned increase in inventory to accommodate shutting down one VIM furnace for a major upgrade scheduled for the third quarter of 1997.

Capital expenditures were $.4 million and $1.6 million for the three months ended March 31, 1996 and 1997, respectively.

The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's Credit Agreement with Credit Lyonnais and the financial institutions from time to time party thereto (the "Credit Agreement"). Under the Credit Agreement, as amended, the Company may borrow, repay, and re-borrow from time to time, the lesser of (a) $60 million, declining $4 million per year from 1997 through 2001, at which time all remaining amounts outstanding are due, and (b) the Company's borrowing base. The Credit Agreement defines the Company's borrowing base as the sum of 85% of eligible accounts receivable and 60% of eligible inventory. As of March 31, 1997, the borrowing base was $52.3 million. The Company's ability to borrow under the Credit Agreement is subject to the satisfaction of various conditions, including compliance with certain financial covenants. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. All advances under the Credit Agreement bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .25%, (ii) the Eurodollar rate, which is the New York interbank offered rate, plus 1.25% or (iii) LIBOR plus 1.25%. An annual commitment fee of
 .20% on the unused available revolving credit facility commitment is due monthly. The Company's obligations under the Credit Agreement are secured by the Company's receivables, inventory and general intangibles. The Credit Agreement also contains covenants, including restrictions on the ability of the Company to make certain restricted payments, incur additional indebtedness, make certain investments, create liens, guarantee indebtedness and enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its consolidated net worth, its consolidated leverage ratio and the ratio of its senior debt to consolidated EBITDA. The Company may prepay amounts owing under the Credit Agreement at its option at any time.

Over the next five years, the Company plans to invest over $50 million (or approximately $10 million per year) in capital expenditures to expand and modernize its melting, forging and finishing equipment, install a state-of-the-art information system and make other investments to maintain its technological leadership and reduce production costs. In addition to planned capital expenditures, the Company expects to evaluate from time to time potential acquisitions. Potential acquisitions may include investments in companies, technologies or products that complement the Company's business or products. Sources of funds for such acquisitions could include funds generated from operations or alternative sources of debt or equity capital. Certain covenants in the Credit Agreement may restrict or limit the Company's ability to enter into or complete an acquisition. Under such circumstances, the Company would need to amend, obtain a waiver of or refinance the Credit Agreement. See
Part II. Other Information, Item 5(b), "Forward-Looking Statements."

The Company does not expect the future recurring operation costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement could result in expenditures in excess of amounts estimated to be required for such matters. See Footnote 4 to the Condensed Financial Statements in Part I. Item 1. "Condensed Financial Statements (unaudited)" and Part II. Item 1, "Legal Proceedings." See also Part
II. Other information, Item 5(b), "Forward-Looking Statements."

The Company believes that its cash on hand, cash flow from operations and borrowing capacity under the Credit Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months.

BACKLOG

As of March 31, 1997, the Company's backlog orders aggregated approximately $141.7 million, compared to approximately $110.5 million at March 31, 1996. The increase in backlog orders is primarily due to an increase in orders for jet engines worldwide and increased demand for jet engine spare parts. The Company defines backlog as firm purchase orders, which are generally subject to cancellation by the customer subject to, in certain circumstances, payment of specified charges. Substantially all orders in the backlog at March 31, 1997 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

INFLATION

Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operation for the periods presented.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options will be excluded. The Company will also be required to present diluted earnings per share, which will include the dilutive effect of stock options. The impact on basic earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 would be immaterial. The Company has not yet determined what the impact of Statement 128 will be on the calculation of diluted earnings per share.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information included in the Company's Prospectus, dated February 25, 1997, under the caption "Business--Environmental Matters" is incorporated herein by reference. This portion of the Prospectus is included as Exhibit 99.1 to this Report. There were no material developments relating to the matters discussed therein during the fiscal quarter ended March 31, 1997.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On January 29, 1997, Special Metals and Technologies Corporation ("SMTC"), the Company's sole stockholder at the time, by unanimous written consent approved (i) the adoption of the Company's Amended and Restated Certificate of Incorporation, (ii) the adoption of the Company's Amended and Restated By-laws,
(iii) the election of (a) Robert F. Dropkin, Raymond F. Decker and Donald C. Darling as Class I directors with terms expiring in 1998, (b) Robert D. Halverstadt and Antoine Treuille as Class II directors with terms expiring in 1999 and (c) Donald R. Muzyka and Edouard Duval as Class III directors with terms expiring in 2000.

(b) On February 14, 1997, SMTC, the Company's sole stockholder at the time, by unanimous written consent approved the adoption of the Special Metals Corporation 1997 Long-Term Stock Incentive Plan.

ITEM 5. OTHER INFORMATION

(a)  Press Release

The Company issued a press release dated April 28, 1997 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended March 31, 1997.

(b)  Forward-Looking Statements

Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which most of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

        10.1 First Amendment to Credit Agreement dated as of April 15, 1997 by and amount the Company, Credit Lyonnais and the other financial institutions party thereto.

        27.1  Financial Data Schedule.

        99.1 Section captioned "Business--Environmental Matters" from the Company's Prospectus, dated February 25, 1997.

The Company did not file any reports on Form 8-K during the fiscal quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SPECIAL METALS CORPORATION




Date:   May 9, 1997                   By:   /s/ Donald R. Muzyka
                                           ---------------------
                                           Donald R. Muzyka
                                           President and Chief Executive Officer



Date:   May 9, 1997                   By:   /s/ Donald C. Darling
                                           ----------------------
                                           Donald C. Darling
                                           Chief Financial Officer and Chief
                                           Accounting Officer