Form 10-Q
period 1997-06-30
SPECIAL METALS CORP
filed 1997-08-13
CIK 1028965

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                               -------------
                                       OR

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                 to

                              -----------------   ------------------------------

Commission file No.  000-22029

                    ------------
                           Special Metals Corporation
             (Exact name of registrant as specified in its charter)

  DELAWARE                                                        25-1445468

-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           4317 Middlesettlement Road
                             NEW HARTFORD, NY 13413

                     ---------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                 (315) 798-2900

                             ---------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE

               ---------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                 No

                          ------              ------

As of August 1, 1997, there were 15,475,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.


                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                                                       Page


Part I.    Financial Information

Item 1.    Condensed Financial Statements (unaudited)

           Condensed Balance Sheets as of June 30, 1997 and December 31, 1996                            2

           Condensed Statements of Operations and Retained Earnings (Accumulated
           Deficit) for the three months and six months ended June 30, 1996 and

           1997                                                                                          3

           Condensed Statements of Cash Flows for the three months and six

           months ended June 30, 1996 and 1997                                                           4

           Notes to Condensed Financial Statements                                                       5

Item 2.    Management's Discussion and Analysis of Financial Condition and

            Results of Operations                                                                        9

Item 3.    Quantitative Disclosures About Market Risk                                                    15

Part II.   Other Information

Item 1.    Legal Proceedings                                                                             15

Item 5.    Other Information                                                                             16

Item 6.    Exhibits and Reports on Form 8-K                                                              16

Signatures                                                                                               17


Part I.           Financial Information

Item 1.           Financial Statements


                           SPECIAL METALS CORPORATION
                            CONDENSED BALANCE SHEETS

                           (Unaudited - In thousands)

                                                                                    December 31,       June 30,
                                                                                      1996              1997

                                                                                   -----------------------------


ASSETS
Current assets:

   Cash and cash equivalents                                                     $   3,336             $   6,924
                                                                                 ---------             ---------
   Accounts receivable, less allowance for doubtful accounts

     of $120 for 1996 and $140 for 1997                                             28,628                31,354
   Inventories                                                                      42,739                52,296
   Prepaid expenses                                                                    382                   512
   Deferred taxes                                                                    2,995                 3,579
                                                                                 ---------             ---------
Total current assets                                                                78,080                94,665
Property, plant and equipment                                                       33,232                34,815
Deferred taxes                                                                       1,743                 1,457
Other assets                                                                         3,437                 3,420
                                                                                 ---------             ---------
Total assets                                                                     $ 116,492               134,357
                                                                                 =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:

   Accounts payable                                                              $  12,856             $  19,645
   Accrued liabilities                                                              11,791                12,724
   Income taxes payable                                                                187                    78
   Current portion of long-term debt and capital leases                              4,296                   104
   Subordinated notes payable to affiliates                                          1,500                  --
                                                                                 ---------             ---------
Total current liabilities                                                           30,630                32,551
Long-term debt and capital lease obligations                                        42,523                   545
Other long-term liabilities                                                          8,564                 8,848
                                                                                 ---------             ---------
Total liabilities                                                                   81,717                41,944
Commitments and contingencies
Shareholders' equity:

   Preferred stock                                                                    --                    --
   Common stock                                                                        124                   155
   Paid-in surplus                                                                  29,716                75,642
   Pension adjustment                                                                 (697)                 (697)
   Retained earnings                                                                 5,632                17,313
                                                                                 ---------             ---------
Total shareholders' equity                                                          34,775                92,413
                                                                                 ---------             ---------
Total liabilities and shareholder's equity                                       $ 116,492             $ 134,357
                                                                                 =========             =========


See accompanying notes to condensed financial statements.


                           SPECIAL METALS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS AND
                     RETAINED EARNINGS (ACCUMULATED DEFICIT)

              (Unaudited - In thousands, except per share amounts)

                                                                     Three months ended June 30,          Six months ended June 30,
                                                                        1996             1997               1996              1997

                                                                     --------------------------           -------------------------

Net sales                                                            $ 43,727          $ 46,780          $ 83,366          $ 94,204
                                                                     --------          --------          --------          --------
Cost of goods sold                                                     35,820            35,709            69,248            71,738
                                                                     --------          --------          --------          --------
                                                                        7,907            11,071            14,118            22,466

Selling, general and

   administrative expenses                                              1,264             1,857             2,447             3,470
                                                                     --------          --------          --------          --------

Operating income                                                        6,643             9,214            11,671            18,996

Interest expense                                                        1,003                48             2,090               569
Abandoned acquisition costs                                              --                 542              --                 542
Interest income                                                          --                (160)             --                (181)
Other income                                                             --                (185)             --                (204)
                                                                     --------          --------          --------          --------

Income before income taxes                                              5,640             8,969             9,581            18,270

Income tax expense                                                      1,631             2,885             2,649             6,589
                                                                     --------          --------          --------          --------

Net income                                                              4,009             6,084             6,932            11,681

Retained earnings (accumulated deficit):

Beginning of period                                                   (10,526)           11,229            (13,449)            5,632
                                                                     --------          --------          --------          --------

End of period                                                        $ (6,517)         $ 17,313          $ (6,517)         $ 17,313
                                                                     ========          ========          ========          ========

Net income per share                                                 $   0.32          $   0.39          $   0.56              0.80

Weighted average shares outstanding                                    12,400            15,475            12,400            14,524


See accompanying notes to condensed financial statements.


                           SPECIAL METALS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited - In thousands)

                                                                                   Six months ended June 30,
                                                                                    1996                1997

                                                                                ------------------------------
Operating Activities:

   Net income                                                                    $  6,932             $ 11,681

     Depreciation and amortization                                                  2,224                2,051
     Other adjustments and changes in assets and liabilities                       (6,318)              (4,813)
                                                                                 --------             --------
Net cash provided by operating activities                                           2,838                8,919

Investing Activities:

   Capital expenditures                                                            (1,103)              (3,541)

Financing Activities:

   Proceeds from sale of common stock                                                --                 45,957
   Borrowings under revolving credit facilities                                     5,000                 --
   Repayment of revolving credit facilities                                        (5,000)             (26,000)
   Proceeds from (repayment of) subordinated notes
     payable to affiliates                                                            300               (1,500)
   Repayments of term loans                                                        (1,250)             (20,000)
   Payments on capital lease obligations                                              (93)                (170)
   Other                                                                               99                  (77)
                                                                                 --------             --------
Net cash used in financing activities                                                (944)              (1,790)
                                                                                 --------             --------
Net increase in cash and cash equivalents                                             791                3,588

Cash and cash equivalents at beginning of period                                    2,613                3,336
                                                                                 --------             --------
Cash and cash equivalents at end of period                                       $  3,404             $  6,924
                                                                                 ========             ========


See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

                                   (Unaudited)

Note 1 -          Accounting Policies

The accompanying unaudited condensed financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (Reg. No. 333-18499) which was declared effective as of February 25, 1997.

Note 2 -          Inventories

Inventories consist of the following (in thousands):

                                              December 31,        June 30,
                                                    1996           1997

                                              -------------    -------------
Raw materials and supplies                    $      11,388    $      10,299
Work-in-process                                      31,351           41,997
                                              ------------------------------
                                              $      42,739    $      52,296
                                              ==============================

Note 3 -          Long-Term Debt

During the quarter ended June 30, 1997, the Company amended its Credit Agreement. Under the Credit Agreement, as amended, the Company may borrow, repay, and re-borrow from time to time, the lesser of (a) $60 million, declining $4 million per year from 1997 through 2001, at which time all remaining amounts outstanding are due, or (b) the Company's borrowing base. The Company's ability to borrow under the Credit Agreement is subject to the satisfaction of various conditions, including compliance with certain financial covenants. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. All advances under the Credit Agreement bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .25%, (ii) the Eurodollar rate, which is the New York interbank offered rate, plus 1.25% or (iii) LIBOR plus 1.25%. An annual commitment fee of .20% on the unused available revolving credit facility commitment is due monthly.

                           SPECIAL METALS CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

Note 3 -          Long-Term Debt (Continued)

The Company's obligations under the Credit Agreement are secured by the Company's receivables, inventory and general intangibles. The Credit Agreement also contains covenants, including restrictions on the ability of the Company to make certain restricted payments, incur additional indebtedness, make certain investments, create liens, guarantee indebtedness and enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its consolidated net worth, its consolidated leverage ratio and the ratio of its senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Company may prepay amounts owing under the Credit Agreement at its option at any time.

Note 4 -          Contingencies

Environmental

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws, and is currently involved in several actions regarding the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes generated over a number of years including the following.

The Company, with contribution from other parties, performed remedial actions at a site in Clayville, New York (the "Ludlow Landfill"), except for a portion of the site known as the "North Gravel Pit." The New York State Department of Environmental Conservation ("DEC") has advised the Company that all work performed to date is acceptable. Notwithstanding the fact that the remediation work has been completed (except for the North Gravel Pit) the DEC may seek a post-excavation claim for biota monitoring, which is an environmental assessment procedure. This claim is not anticipated to be material. The Company is also responsible for operation and maintenance costs for a period of 30 years. The costs for this are estimated to be approximately $150,000 per year in years one and two, and approximately $90,000 in each of the remaining years. The total estimated costs of approximately $2.8 million have been discounted at an annual rate of 4% in the accompanying financial statements. The Company may also be required to perform contingent post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has been discovered at the North Gravel Pit, and a study is currently underway to determine the extent of the contamination and to select an appropriate remedial alternative. This study is expected to be completed in the second half of 1997. It is not possible to provide a reasonable estimate as to the cost of any remedial work which will be required in the North Gravel Pit until the study is complete and a remedial alternative is determined. Based upon preliminary information, the Company estimates the cost will be at least $1.0 million and the Company has established a reserve in this amount. The Company has reserved a total of approximately $2.8 million with respect to the Ludlow Landfill, including the North Gravel Pit.

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

Other

From time to time, the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company does not believe that it is a party to any proceedings at the present time that could reasonably be expected to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

                           SPECIAL METALS CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

Note 5 - Effects of New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" , which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 130 will have on its financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" , which is effective for fiscal years beginning after December 15, 1997. The Company does not expect that Statement No. 131 will have any material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this item constitute "forward-looking statements" within the meaning of Section 21E of Securities Exchange Act of 1934 (the "Reform Act"). See Part II. Other Information, Item 5(b), "Forward-Looking Statements."

OVERVIEW

The Company manufactures superalloys and special alloys, which are highly engineered metal alloys designed to withstand extreme heat, stress and corrosion. Special Metals operates three divisions. The Superalloy Billet and Bar Division manufactures a wide array of wrought superalloy and special alloy products in billet, bar and cast form, which are used primarily in jet engines. This division also produces "shape memory" alloys, such as Nitinol, which are primarily used in medical and dental applications. The Powder Division produces powder metallurgy-based superalloy products for military jet engines and the latest generation of large commercial jet engines. The Dental Division produces amalgamable dental alloys. For the six months ended June 30, 1997, the Superalloy Billet and Bar Division, the Powder Division and the Dental Division accounted for 89%, 9% and 2%, respectively, of the Company's net sales of $94.2 million.

NET SALES. Net sales include sales of the Company's superalloy and special alloy products and revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, under one-year supply contracts and under long-term firm price contracts. A substantial majority of the Company's net sales during the six months ended June 30, 1997 were sold under conventional purchase orders or under one-year supply contracts.

Export sales represent a significant portion of the Company's business. During the six months ended June 30, 1997, sales to purchasers outside of the United States totaled 31.0% of the Company's net sales. All of the Company's export sales are conducted in U.S. dollars.

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

A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, that are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. To attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into firm price contracts for the purchase of virgin raw materials from suppliers and for the purchase of scrap from customers or hedges the price of nickel. At June 30, 1997, the Company had commodity futures contracts covering approximately 70% of its virgin nickel requirements of its backlog, for a total purchase price of approximately $12.8 million. The fair value of the material covered by these contracts, based on the June 30, 1997 price quoted on the LME, was approximately $11.2 million. Unrealized gains and losses on the contracts are deferred and are recognized in income during the periods affected.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal services, and the office of the president.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.


                              Three months ended June 30,            Six months ended June 30,
                                 1996              1997                1996           1997

                              ---------------------------            -------------------------

Net sales                       100.0%             100.0%              100.0%         100.0%
Costs of goods sold              81.9               76.3%               83.1           76.1%
                                -----              -----               -----          -----

Gross profit                     18.1               23.7                16.9           23.9
Selling, general and
   administrative expenses        2.9                4.0                 2.9            3.7
                                -----              -----               -----          -----
Operating income                 15.2               19.7                14.0           20.2
Interest expense                  2.3                 .1                 2.5             .6
Abandoned acquisition costs       --                 1.1                --               .6
Interest income                   --                 (.3)               --              (.2)
Other income                      --                 (.4)               --              (.2)
                                -----              -----               -----          -----
Income before income taxes       12.9               19.2                11.5           19.4
Income taxes expense              3.7                6.2                 3.2            7.0
                                -----              -----               -----          -----
Net income                        9.2%              13.0%                8.3%          12.4%
                                =====              =====               =====          =====

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996.

-------------------------------------------------------------------------------
NET SALES. Net sales increased $3.1 million, or 7.0% from $43.7 million in the three months ended June 30, 1996 to $46.8 million in the three months ended June 30, 1997. This increase was principally due to both an increase in pounds shipped for the core business and improved pricing. A significant portion of the pounds shipped during the three months ended June 30, 1996 were sold under long-term contracts negotiated in 1993, at the bottom of the aerospace cycle, which contained unfavorable pricing provisions. The Company generally did not earn any profit on sales under these long-term contracts during 1996.

COST OF GOODS SOLD. Cost of goods sold decreased $.1 million, or .3% from $35.8 million in the three months ended June 30, 1996 to $35.7 million in the three months ended June 30, 1997. As a percentage of net sales, cost of goods sold decreased from 81.9% in the three months ended June 30, 1996 to 76.3% in the three months ended June 30, 1997 primarily due to the improved pricing in 1997 as well as to the allocation of the fixed portion of overhead included in cost of goods sold to a larger sales base.

GROSS PROFIT. Gross profit increased $3.2 million, or 40.0% from $7.9 million in the three months ended June 30, 1996 to $11.1 million in the three months ended June 30, 1997. This increase was due primarily to increased sales and cost reduction programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.6 million, or 46.9% from $1.3 million in the three months ended June 30, 1996 to $1.9 million in the three months ended June 30, 1997. This increase was due to the increase in net sales, a planned increase in research and development activities, and increased expenditures related to the Board of Directors and Managerial Assistance Agreement. Selling, general and administrative expenses as a percentage of net sales increased from 2.9% in the three months ended June 30, 1996 to 4.0% in the three months ended June 30, 1997.

OPERATING INCOME. Operating income increased $2.6 million, or 38.7% from $6.6 million in the three months ended June 30, 1996 to $9.2 million in the three months ended June 30, 1997. Operating income as a percentage of net sales increased from 15.2% in the three months ended June 30, 1996 to 19.7% in the three months ended June 30, 1997.

INTEREST EXPENSE. Interest expense decreased $1.0 million, or 95.2% from $1.0 million in the three months ended June 30, 1996 to $48.0 thousand in the three months ended June 30, 1997. This decrease was due primarily to the repayment of debt outstanding with proceeds from the Company's initial public offering during the first quarter of 1997.

INCOME TAXES. Income tax expense increased $1.3 million, or 76.9% from $1.6 million in the three months ended June 30, 1996 to $2.9 million in the three months ended June 30, 1997. The increase was due to the increase in income before income taxes and an increase in the overall effective tax rate from 29% in the three months ended June 30, 1996 to 32% in the three months ended June 30, 1997. The effective income tax rate for the three months ended June 30, 1996 was less than that which would be expected due to utilization of net operating loss and alternative minimum tax credit carryforwards. The effective income tax rate for the three months ended June 30, 1997 was less than that which would be expected due primarily to benefits resulting from the Company's foreign sales corporation which was established during the third quarter of 1996.

NET INCOME. Net income increased 51.8% from $4.0 million in the three months ended June 30, 1996 to $6.1 million in the three months ended June 30, 1997. Net income as a percentage of net sales increased from 9.2% in the three months ended June 30, 1996 to 13.0% in the three months ended June 30, 1997 primarily as a result of stronger demand for the Company's products by the aerospace industry and cost reduction programs.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996.

----------------------------------------------------------------------------
NET SALES. Net sales increased $10.8 million, or 13.0% from $83.4 million in the six months ended June 30, 1996 to $94.2 million in the six months ended June 30, 1997. This increase was principally due to both and an increase in pounds shipped for the core business and improved pricing. A significant portion of the pounds shipped during the six months ended June 30, 1996 were sold under long-term contracts negotiated in 1993, at the bottom of the aerospace cycle, which contained unfavorable pricing provisions. The Company generally did not earn any profit on sales under these long-term contracts during 1996.

COST OF GOODS SOLD. Cost of goods sold increased $2.5 million, or 3.6% from $69.2 million in the six months ended June 30, 1996 to $71.7 million in the six months ended June 30, 1997, primarily as a result of increased sales offset in part by cost reduction programs. As a percentage of net sales, cost of goods sold decreased from 83.1% in the six months ended June 30, 1996 to 76.2% in the six months ended June 30, 1997 primarily due to the improved pricing in 1997 as well as to the allocation of the fixed portion of overhead included in cost of goods sold to a larger sales base and cost reduction programs.

GROSS PROFIT. Gross profit increased $8.3 million, or 59.1% from $14.1 million in the six months ended June 30, 1996 to $22.4 million in the six months ended June 30, 1997. This increase was due primarily to increased sales and cost reduction programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.0 million, or 41.8% from $2.4 million in the six months ended June 30, 1996 to $3.4 million in the six months ended June 30, 1997. This increase was due to the increase in net sales, a planned increase in research and development activities , and increased expenditures related to the Board of Directors and Managerial Assistance Agreement. Selling, general and administrative expenses as a percentage of net sales increased from 2.9% in the six months ended June 30, 1996 to 3.7% in the six months ended June 30, 1997.

OPERATING INCOME. Operating income increased $7.3 million, or 62.8% from $11.7 million in the six months ended June 30, 1996 to $19.0 million in the six months ended June 30, 1997. Operating income as a percentage of net sales increased from 14.0% in the six months ended June 30, 1996 to 20.2% in the six months ended June 30, 1997.

INTEREST EXPENSE. Interest expense decreased $1.5 million, or 72.8% from $2.1 million in the six months ended June 30, 1996 to $.6 million in the six months ended June 30, 1997. This decrease was due primarily to the repayment of debt outstanding with proceeds from the Company's initial public offering during the first quarter of 1997.

INCOME TAXES. Income tax expense increased $3.9 million, or 148.7% from $2.7 million in the six months ended June 30, 1996 to $6.6 million in the six months ended June 30, 1997. The increase was due to the increase in income before income taxes and an increase in the overall effective tax rate from 28% in the six months ended June 30, 1996 to 36% in the six months ended June 30, 1997. The effective income tax rate for the six months ended June 30, 1996 was less than that which would be expected due to utilization of net operating loss and alternative minimum tax credit carryforwards. The effective income tax rate for the six months ended June 30, 1997 was less than that which would be expected due primarily to benefits resulting from the Company's foreign sales corporation which was established during the third quarter of 1996.

NET INCOME. Net income increased 68.5% from $6.9 million in the six months ended June 30, 1996 to $11.7 million in the six months ended June 30, 1997. Net income as a percentage of net sales increased from 8.3% in the six months ended June 30, 1996 to 12.4% in the six months ended June 30, 1997 primarily as a result of stronger demand for the Company's products by the aerospace industry and cost reduction programs.

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

Net cash provided by operating activities was $2.8 million and $8.9 million for the six months ended June 30, 1996 and 1997, respectively. Improvements in cash flows from operating activities are principally the result of improved operating results, offset by increased working capital requirements attributable to increases in accounts receivable and inventory due to increased sales in 1996 and 1997 and a planned increase in inventory to accommodate shutting down one VIM furnace for a major upgrade scheduled for the third quarter of 1997.

Capital expenditures were $1.1 million and $3.5 million for the six months ended June 30, 1996 and 1997, respectively.

The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's Credit Agreement with Credit Lyonnais and the financial institutions from time to time party thereto (the "Credit Agreement"). Under the Credit Agreement, as amended, the Company may borrow, repay, and re-borrow from time to time, the lesser of (a) $60 million, declining $4 million per year from 1997 through 2001, at which time all remaining amounts outstanding are due, and (b) the Company's borrowing base. The Credit Agreement defines the Company's borrowing base as the sum of 85% of eligible accounts receivable and 60% of eligible inventory. As of June 30, 1997, the borrowing base was $53.1 million. The Company's ability to borrow under the Credit Agreement is subject to the satisfaction of various conditions, including compliance with certain financial covenants. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. All advances under the Credit Agreement bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .25%, (ii) the Eurodollar rate, which is the New York interbank offered rate, plus 1.25% or (iii) LIBOR plus 1.25%. An annual commitment fee of
 .20% on the unused available revolving credit facility commitment is due monthly. The Company's obligations under the Credit Agreement are secured by the Company's receivables, inventory and general intangibles. The Credit Agreement also contains covenants, including restrictions on the ability of the Company to make certain restricted payments, incur additional indebtedness, make certain investments, create liens, guarantee indebtedness and enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its consolidated net worth, its consolidated leverage ratio and the ratio of its senior debt to consolidated EBITDA. The Company may prepay amounts owing under the Credit Agreement at its option at any time.

Including the current year and the succeeding four years, the Company plans to invest over $50 million (or approximately $10 million per year) in capital expenditures to expand and modernize its melting, forging and finishing equipment, install a state-of-the-art information system and make other investments to maintain its technological leadership and reduce production costs. In addition to planned capital expenditures, the Company expects to evaluate from time to time potential acquisitions. Potential acquisitions may include investments in companies, technologies or products that complement the Company's business or products. Sources of funds for such acquisitions could include funds generated from operations or alternative sources of debt or equity capital. Certain covenants in the Credit Agreement may restrict or limit the Company's ability to enter into or complete an acquisition. Under such circumstances, the Company would need to amend, obtain a waiver of or refinance the Credit Agreement. See Part II. Other Information, Item 5(b), "Forward-Looking Statements."

The Company does not expect the future recurring operation costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement could result in expenditures in excess of amounts estimated to be required for such matters. See Footnote 4 to the Condensed Financial Statements in Part I. Item 1. "Condensed Financial Statements (unaudited)" and Part II. Item 1, " Legal Proceedings." See Part II. Other information, Item 5(b), "Forward-Looking Statements."

The Company believes that its cash on hand, cash flow from operations and borrowing capacity under the Credit Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months. See Part II. Other information, Item 5(b), "Forward- Looking Statements.

BACKLOG

As of June 30, 1997, the Company's backlog orders aggregated approximately $151.3 million, compared to approximately $142.9 million at June 30, 1996. The increase in backlog orders is primarily due to an increase in orders for jet engines worldwide and increased demand for jet engine spare parts. The Company defines backlog as firm purchase orders, which are generally subject to cancellation by the customer subject to, in certain circumstances, payment of specified charges. Substantially all orders in the backlog at June 30, 1997 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

INFLATION

Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operation for the periods presented.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" , which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 130 will have on its financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" , which is effective for fiscal years beginning after December 15, 1997. The Company does not expect that Statement No. 131 will have any material effect on its financial statements.

ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Reference is made to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and to Note 4 of the Notes to Condensed Financial Statements included in Part I of this Report for descriptions of certain environmental matters. In addition, during the course of a recent excavation within the plant at New Hartford , New York to install new equipment, the Company discovered an area of soils contaminated with PCBs. The area of contamination was defined in accordance with instructions from regulatory officials. The Company anticipates that the cost of disposal of the soil and other related clean-up activities will be approximately $125,000. It is likely that regulatory authorities will require additional soil and ground water monitoring relating to PCBs at the New Hartford Facility. It is not possible now to predict whether additional PCB contamination will be discovered or whether additional remedial action will be required.

ITEM 5.           OTHER INFORMATION

(a)  Press Release

The Company issued a press release dated July 17, 1997 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended June 30, 1997 and six months ended June 30, 1997.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

RIDER A:

10.1 Lease Extension and Modification Agreement, dated as of February 28, 1997, by and between Oneida County Industrial Development Agency and the Company.

10.2 Amended and Restated Payment in Lieu of Tax Agreement, dated as of February 28, 1997, by and between Oneida County Industrial Development Agency and the Company.

27.1      Financial Data Schedule.

The Company did not file any reports on Form 8-K during the is quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION

Date:            August 11, 1997         By:      /s/ Donald R. Muzyka
                                        ----------------------------------------
                                        Donald R. Muzyka

                                        President and Chief Executive Officer

Date:             August 11, 1997        By:      /s/ Donald C. Darling
                                        ----------------------------------------
                                        Donald C. Darling
                                        Chief Financial Officer and Chief
                                        Accounting Officer