Form 10-Q
period 1997-09-30
SPECIAL METALS CORP
filed 1997-11-07
CIK 1028965

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file No.   000-22029
                   ------------------

                           SPECIAL METALS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                         25-1445468
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

                                 (315) 798-2900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           Yes    X         No
                               -------         -------

As of October 31, 1997, there were 15,477,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                                                Page
Part I.    Financial Information

Item 1.    Condensed Financial Statements (unaudited)

           Condensed Balance Sheets as of September 30, 1997 and December 31, 1996                 2

           Condensed Statements of Operations and Retained Earnings (Accumulated
           Deficit) for the three months and nine months ended September 30, 1996 and 1997         3

           Condensed Statements of Cash Flows for the nine months ended
           September 30, 1996 and 1997                                                             4

           Notes to Condensed Financial Statements                                                 5

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                 8

Item 3.    Quantitative Disclosures About Market Risk                                             14

Part II.   Other Information

Item 1.    Legal Proceedings                                                                      14

Item 2.    Other Information                                                                      15

Item 3.    Exhibits and Reports on Form 8-K                                                       15

Signatures                                                                                        16

Part I.    Financial Information

Item 1.    Financial Statements

                           SPECIAL METALS CORPORATION
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                                                  December 31,     September 30,
                                                                                          1996              1997
                                                                                  ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $       3,336    $       2,746
   Accounts receivable, less allowance for doubtful accounts
     of $120 for 1996 and $168 for 1997                                                  28,628           32,514
   Inventories                                                                           42,739           50,699
   Prepaid expenses                                                                         382              363
   Deferred taxes                                                                         2,995            3,313
                                                                                  ------------------------------
Total current assets                                                                     78,080           89,635
Property, plant and equipment                                                            33,232           37,800
Deferred taxes                                                                            1,743            1,295
Other assets                                                                              3,437            3,525
                                                                                  ------------------------------
Total assets                                                                      $     116,492          132,255
                                                                                  ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                               $      12,856    $      12,463
   Accrued liabilities                                                                   11,791           11,267
   Income taxes payable                                                                     187              313
   Current portion of long-term debt and capital leases                                   4,296              312
   Subordinated notes payable to affiliates                                               1,500                -
                                                                                  ------------------------------
Total current liabilities                                                                30,630           24,355
Long-term debt and capital lease obligations                                             42,523              810
Other long-term liabilities                                                               8,564            9,016
                                                                                  ------------------------------
Total liabilities                                                                        81,717           34,181
Commitments and contingencies
Shareholders' equity:
   Preferred stock                                                                            -                -
   Common stock                                                                             124              155
   Paid-in surplus                                                                       29,716           75,678
   Pension adjustment                                                                      (697)            (697)
   Retained earnings                                                                      5,632           22,938
                                                                                  ------------------------------
Total shareholders' equity                                                               34,775           98,074
                                                                                  ------------------------------
Total liabilities and shareholders' equity                                        $     116,492    $     132,255
                                                                                  ==============================

See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS AND
                     RETAINED EARNINGS (ACCUMULATED DEFICIT)
              (Unaudited - In thousands, except per share amounts)


                                                   Three months ended Sept. 30,            Nine months ended Sept. 30,
                                                        1996             1997                  1996              1997
                                                 -------------------------------        -------------------------------
Net sales                                        $      37,174    $       44,168        $     120,540     $     138,372
Cost of goods sold                                      30,485            33,609               99,733           105,347
                                                 -------------------------------        -------------------------------
                                                         6,689            10,559               20,807            33,025

Selling, general and
   administrative expenses                               1,276             1,874                3,723             5,344
                                                 -------------------------------        -------------------------------

Operating income                                         5,413             8,685               17,084            27,681

Interest expense                                         1,006                48                3,096               617
Abandoned acquisition costs                                  -                11                    -               553
Interest income                                              -               (84)                   -              (265)
Other income                                                 -               (92)                   -              (296)
                                                 -------------------------------        -------------------------------

Income before income taxes                               4,407             8,802               13,988            27,072

Income tax expense (benefit)                            (4,550)            3,177               (1,901)            9,766
                                                 -------------------------------        -------------------------------

Net income                                               8,957             5,625               15,889            17,306

Retained earnings (accumulated deficit):
Beginning of period                                     (6,517)           17,313              (13,449)            5,632
                                                 -------------------------------        -------------------------------

End of period                                    $       2,440    $       22,938        $       2,440     $      22,938
                                                 ===============================        ===============================

Net income per share                             $        0.72    $         0.36        $        1.28              1.16

Weighted average shares outstanding                     12,400            15,512               12,400            14,873


See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                                          Nine months ended Sept. 30,
                                                                              1996              1997
                                                                        ------------------------------
Operating Activities:
   Net income                                                           $      15,889    $      17,306
     Depreciation and amortization                                              3,212            3,079
     Other adjustments and changes in assets and liabilities                  (15,737)         (12,035)
                                                                        ------------------------------
Net cash provided by operating activities                                       3,364            8,350

Investing Activities:
   Capital expenditures                                                        (1,877)          (7,508)

Financing Activities:
   Proceeds from sale of common stock                                               -           45,957
   Borrowings under revolving credit facilities                                 5,000                -
   Repayment of revolving credit facilities                                    (5,000)         (26,000)
   Proceeds from (repayment of) subordinated notes
     payable to affiliates                                                      1,000           (1,500)
   Repayments of term loans                                                    (3,750)         (20,000)
   Proceeds from equipment loans                                                    -              531
   Payments on capital lease obligations                                         (231)            (228)
   Other                                                                          (51)            (192)
                                                                        ------------------------------
Net cash used in financing activities                                          (3,032)          (1,432)
                                                                        ------------------------------
Net increase in cash and cash equivalents                                      (1,545)            (590)

Cash and cash equivalents at beginning of period                                2,613            3,336
                                                                        ------------------------------
Cash and cash equivalents at end of period                              $       1,068    $       2,746
                                                                        ==============================


See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

NOTE 1 -   ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (Reg. No. 333-18499) which was declared effective as of February 25, 1997.

NOTE 2 -   INVENTORIES

Inventories consist of the following (in thousands):

                                                 December 31,     September 30,
                                                     1996              1997
                                               ------------------------------
Raw materials and supplies                     $      11,388    $      16,148
Work-in-process                                       31,351           34,551
                                               ------------------------------
                                               $      42,739    $      50,699
                                               ==============================

NOTE 3 -   CAPITAL STOCK

On July 24, 1997, the Company awarded 4,000 shares of restricted stock to two executive officers under the 1997 Long-Term Stock Incentive Plan. Of the 4,000 shares of restricted stock, 2,000 vested on July 24, 1997. The remaining 2,000 vest on February 25, 1998. The 2,000 vested shares have been included in the calculation of weighted average shares outstanding since the vesting date.

NOTE 4 -   CONTINGENCIES

Environmental

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws, and is currently involved in several actions regarding the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes generated over a number of years including the following.

                           SPECIAL METALS CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

The Company, with contribution from other parties, performed remedial actions at a site in Clayville, New York (the "Ludlow Landfill"), except for a portion of the site known as the "North Gravel Pit." The New York State Department of Environmental Conservation ("DEC") has advised the Company that all work performed to date is acceptable. Notwithstanding the fact that the remediation work has been completed (except for the North Gravel Pit) the DEC may seek a post-excavation claim for biota monitoring, which is an environmental assessment procedure. This claim, if made, is not anticipated to be material. The Company is also responsible for operation and maintenance costs for a period of 30 years. The costs for this are estimated to be approximately $150,000 per year in years one and two, and approximately $90,000 in each of the remaining years. The total estimated costs of approximately $2.8 million have been discounted at an annual rate of 4% in the accompanying financial statements to a total present value of $1.8 million. The Company may also be required to perform contingent post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has been discovered at the North Gravel Pit, and a study is currently underway to determine the extent of the contamination and to select an appropriate remedial alternative. This study is expected to be completed in the fourth quarter of 1997. It is not possible to provide a reasonable estimate as to the cost of any remedial work which will be required in the North Gravel Pit until the study is complete and a remedial alternative is determined. Based upon preliminary information, the Company estimates the cost will be at least $1.0 million and the Company has established a reserve in this amount. The Company has reserved a total of approximately $2.8 million with respect to the Ludlow Landfill, including the North Gravel Pit.

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

                           SPECIAL METALS CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this item constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Reform Act"). See Part II. Other Information, Item 5(b), "Forward-Looking Statements."

OVERVIEW

The Company manufactures superalloys and special alloys, which are highly engineered metal alloys designed to withstand extreme heat, stress and corrosion. Special Metals operates three divisions. The Superalloy Billet and Bar Division manufactures a wide array of wrought superalloy and special alloy products in billet, bar and cast form, which are used primarily in jet engines. This division also produces "shape memory" alloys, such as Nitinol, which are primarily used in medical and dental applications. The Powder Division produces powder metallurgy-based superalloy products for military jet engines and the latest generation of large commercial jet engines. The Dental Division produces amalgamable dental alloys. For the nine months ended September 30, 1997, the Superalloy Billet and Bar Division, the Powder Division and the Dental Division accounted for 89%, 9% and 2%, respectively, of the Company's net sales of $138.4 million.

NET SALES. Net sales include sales of the Company's superalloy and special alloy products and revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, under one-year supply contracts and under long-term firm price contracts. A substantial majority of the Company's net sales during the nine months ended September 30, 1997 were sold under conventional purchase orders or under one-year supply contracts.

Export sales represent a significant portion of the Company's business. During the nine months ended September 30, 1997, sales to purchasers outside of the United States totaled 30% of the Company's net sales. All of the Company's export sales are conducted in U.S. dollars.

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

A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price that the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into firm price contracts for the purchase of virgin raw materials from suppliers and for the purchase of scrap from customers or hedges the price of nickel. At September 30, 1997, the Company had commodity futures contracts covering approximately 75% of the virgin nickel requirements of its backlog, for a total purchase price of approximately $13.8 million. The fair value of the material covered by these contracts, based on the September 30, 1997 price quoted on the LME, was approximately $12.4 million. Unrealized gains and losses on the contracts are deferred and are recognized in income during the periods affected.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal services, and the office of the president.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                                 Three months ended Sept. 30,            Nine months ended Sept. 30,
                                                        1996             1997                  1996              1997
                                                 ----------------------------           -----------------------------
Net sales                                              100.0%           100.0%                100.0%            100.0%
Costs of goods sold                                     82.0             76.1%                 82.7              76.1%
                                                 ----------------------------           -----------------------------
Gross profit                                            18.0             23.9                  17.3              23.9
Selling, general and
   administrative expenses                               3.4              4.2                   3.1               3.9
                                                 ----------------------------           -----------------------------
Operating income                                        14.6             19.7                  14.2              20.0
Interest expense                                         2.7               .1                   2.6                .4
Abandoned acquisition costs                              -                 .1                   -                  .4
Interest income                                          -                (.2)                  -                 (.2)
Other income                                             -                (.2)                  -                 (.2)
                                                 ----------------------------           -----------------------------
Income before income taxes                              11.9             19.9                  11.6              19.6
Income taxes expense                                   (12.2)             7.2                  (1.6)              7.1
                                                 ----------------------------           -----------------------------
Net income                                              24.1%            12.7%                 13.2%             12.5%
                                                 ============================           =============================


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996.

NET SALES. Net sales increased $7.0 million, or 18.8% from $37.1 million in the three months ended September 30, 1996 to $44.1 million in the three months ended September 30, 1997. This increase was principally due to both an increase in pounds shipped for the core business and improved pricing. A significant portion of the pounds shipped during the three months ended September 30, 1996 were sold under long-term contracts negotiated in 1993, at the bottom of the aerospace cycle, which contained unfavorable pricing provisions. The Company generally did not earn any profit on sales under these long-term contracts during 1996.

COST OF GOODS SOLD. Cost of goods sold increased $ 3.1 million, or 10.2% from $30.5 million in the three months ended September 30, 1996 to $ 33.6 million in the three months ended September 30, 1997. As a percentage of net sales, cost of goods sold decreased from 82.0% in the three months ended September 30, 1996 to 76.1% in the three months ended September 30, 1997 primarily due to the improved pricing in 1997 as well as to the allocation of the fixed portion of overhead included in cost of goods sold to a larger sales base.

GROSS PROFIT. Gross profit increased $3.9 million, or 57.9% from $6.7 million in the three months ended September 30, 1996 to $10.6 million in the three months ended September 30, 1997. This increase was due primarily to increased sales and cost reduction programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $.6 million, or 46.9% from $1.3 million in the three months ended September 30, 1996 to $1.9 million in the three months ended September 30, 1997. This increase was due to the increase in net sales, a planned increase in research and development activities, and increased expenditures related to the Board of Directors and the Managerial Assistance Agreement between the Company and one of the Company's principal stockholders (the "Managerial Assistance Agreement"). Selling, general and administrative expenses as a percentage of net sales increased from 3.4% in the three months ended September 30, 1996 to 4.2% in the three months ended September 30, 1997.

OPERATING INCOME. Operating income increased $3.3 million, or 60.4% from $5.4 million in the three months ended September 30, 1996 to $8.7 million in the three months ended September 30, 1997. Operating income as a percentage of net sales increased from 14.6% in the three months ended September 30, 1996 to 19.7% in the three months ended September 30, 1997.

INTEREST EXPENSE. Interest expense decreased $1.0 million, or 95.2% from $1.0 million in the three months ended September 30, 1996 to zero in the three months ended September 30, 1997. This decrease was due primarily to the repayment of debt outstanding with proceeds from the Company's initial public offering during the first quarter of 1997.

INCOME TAXES. Income tax expense increased $7.7 million, from a benefit of $(4.6) million in the three months ended September 30, 1996 to an expense of $3.2 million in the three months ended September 30, 1997. The increase was due to the increase in income before income taxes, an increase in the overall effective tax rate from 28.4% in the three months ended September 30, 1996 to 36.1% in the three months ended September 30, 1997, and the recognition of previously unrecognized and non-recurring deferred tax assets of approximately $5.8 million. The effective income tax rate for the three months ended September 30, 1996 was less than that which would be expected due to utilization of net operating loss and alternative minimum tax credit carryforwards. The effective income tax rate for the three months ended September 30, 1997 was less than that which would be expected due primarily to benefits resulting from the Company's foreign sales corporation which was established during the third quarter of 1996.

NET INCOME. Net income decreased 37.2% from $9.0 million in the three months ended September 30, 1996 to $5.6 million in the three months ended September 30, 1997. Net income as a percentage of net sales decreased from 24.1% in the three months ended September 30, 1996 to 12.7% in the three months ended September 30, 1997. Net income for the three months ended September 1996 was positively impacted by the recognition of previously unrecognized and non-recurring deferred tax assets of approximately $5.8 million.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996.

NET SALES. Net sales increased $17.9 million, or 14.8% from $120.5 million in the nine months ended September 30, 1996 to $138.4 million in the nine months ended September 30, 1997. This increase was principally due to both an increase in pounds shipped for the core business and improved pricing. A significant portion of the pounds shipped during the nine months ended September 30, 1996 were sold under long-term contracts negotiated in 1993, at the bottom of the aerospace cycle, which contained unfavorable pricing provisions. The Company generally did not earn any profit on sales under these long-term contracts during 1996.

COST OF GOODS SOLD. Cost of goods sold increased $5.6 million, or 5.6% from $99.7 million in the nine months ended September 30, 1996 to $105.3 million in the nine months ended September 30, 1997, primarily as a result of increased sales offset in part by cost reduction programs. As a percentage of net sales, cost of goods sold decreased from 82.7% in the nine months ended September 30, 1996 to 76.1% in the nine months ended September 30, 1997 primarily due to the improved pricing in 1997 as well as to the allocation of the fixed portion of overhead included in cost of goods sold to a larger sales base and cost reduction programs.

GROSS PROFIT. Gross profit increased $12.2 million, or 58.7% from $20.8 million in the nine months ended September 30, 1996 to $33.0 million in the nine months ended September 30, 1997. This increase was due primarily to increased sales and cost reduction programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.6 million, or 43.5% from $3.7 million in the nine months ended September 30, 1996 to $5.3 million in the nine months ended September 30, 1997. This increase was due to the increase in net sales, a planned increase in research and development activities, and increased expenditures related to the Board of Directors and Managerial Assistance Agreement. Selling, general and administrative expenses as a percentage of net sales increased from 3.1% in the nine months ended September 30, 1996 to 3.9% in the nine months ended September 30, 1997.

OPERATING INCOME. Operating income increased $10.6 million, or 62.0% from $17.1 million in the nine months ended September 30, 1996 to $27.7 million in the nine months ended September 30, 1997. Operating income as a percentage of net sales increased from 14.2% in the nine months ended September 30, 1996 to 20.0% in the nine months ended September 30, 1997.

INTEREST EXPENSE. Interest expense decreased $2.5 million, or 80.1% from $3.1 million in the nine months ended September 30, 1996 to $.6 million in the nine months ended September 30, 1997. This decrease was due primarily to the repayment of debt outstanding with proceeds from the Company's initial public offering during the first quarter of 1997.

INCOME TAXES. Income tax expense increased $11.7 million, from a benefit of $(1.9) million in the nine months ended September 30, 1996 to $9.8 million in the nine months ended September 30, 1997. The increase was due to the increase in income before income taxes, an increase in the overall effective tax rate from 27.9% in the nine months ended September 30, 1996 to 36.1% in the nine months ended September 30, 1997, and the recognition of previously unrecognized and non-recurring deferred tax assets of approximately $5.8 million. The effective income tax rate for the nine months ended September 30, 1996 was less than that which would be expected due to utilization of net operating loss and alternative minimum tax credit carryforwards. The effective income tax rate for the nine months ended September 30, 1997 was less than that which would be expected due primarily to benefits resulting from the Company's foreign sales corporation which was established during the third quarter of 1996.

NET INCOME. Net income increased 8.9% from $15.9 million in the nine months ended September 30, 1996 to $17.3 million in the nine months ended September 30, 1997. Net income as a percentage of net sales decreased from 13.2% in the nine months ended September 30, 1996 to 12.5% in the nine months ended September 30, 1997. Net income for the nine months ended September 1996 was positively impacted by the recognition of previously unrecognized and non-recurring deferred tax assets of approximately $5.8 million.

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

Net cash provided by operating activities was $3.4 million and $8.3 million for the nine months ended September 30, 1996 and 1997, respectively. Improvements in cash flows from operating activities are principally the result of improved operating results, offset by increased working capital requirements attributable to increases in accounts receivable and inventory due to increased sales in 1996 and 1997, as well as significant purchases of raw materials in September 1997. The Company anticipates that it will consume a substantial portion of this material during the fourth quarter of 1997.

Capital expenditures were $1.9 million and $7.5 million for the nine months ended September 30, 1996 and 1997, respectively.

The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's Credit Agreement with Credit Lyonnais and the financial institutions from time to time party thereto (the "Credit Agreement"). Under the Credit Agreement, as amended, the Company may borrow, repay, and re-borrow from time to time, the lesser of (a) $60 million, declining $4 million per year from 1997 through 2001, at which time all remaining amounts outstanding are due, and (b) the Company's borrowing base. The Credit Agreement defines the Company's borrowing base as the sum of 85% of eligible accounts receivable and 60% of eligible inventory. As of September 30, 1997, the borrowing base was $52.4 million. The Company's ability to borrow under the Credit Agreement is subject to the satisfaction of various conditions, including compliance with certain financial covenants. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. All advances under the Credit Agreement bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .25%, (ii) the Eurodollar rate, which is the New York interbank offered rate, plus 1.25% or (iii) LIBOR plus 1.25%. A commitment fee of .20% per annum on the unused available revolving credit facility commitment is due monthly. The Company's obligations under the Credit Agreement are secured by the Company's receivables, inventory and general intangibles. The Credit Agreement also contains covenants, including restrictions on the ability of the Company to make certain restricted payments, incur additional indebtedness, make certain investments, create liens, guarantee indebtedness and enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its consolidated net worth, its consolidated leverage ratio and the ratio of its senior debt to consolidated EBITDA. The Company may prepay amounts owing under the Credit Agreement at its option at any time.

During the current year and the succeeding four years, the Company plans to invest over $50 million (or approximately $10 million per year) in capital expenditures to expand and modernize its melting, forging and finishing equipment, install a state-of-the-art information system and make other investments to maintain its technological leadership and reduce production costs. In addition to planned capital expenditures, the Company expects to evaluate from time to time potential acquisitions. Potential acquisitions may include investments in companies, technologies or products that complement the Company's business or products. Sources of funds for such acquisitions could include funds generated from operations or alternative sources of debt or equity capital. Certain covenants in the Credit Agreement may restrict or limit the Company's ability to enter into or complete an acquisition. Under such circumstances, the Company would need to amend, obtain a waiver of or refinance the Credit Agreement. See Part II. Other Information, Item 5(b), "Forward-Looking Statements."

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

The Company believes that its cash on hand, cash flow from operations and borrowing capacity under the Credit Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months. See Part II. Other information, Item 5(b), "Forward-Looking Statements.


BACKLOG

As of September 30, 1997, the Company's backlog orders aggregated approximately $150.7 million, compared to approximately $135.7 million at September 30, 1996. The increase in backlog orders is primarily due to an increase in orders for jet engines worldwide and increased demand for jet engine spare parts. The Company defines backlog as firm purchase orders, which are generally subject to cancellation by the customer subject to, in certain circumstances, payment of specified charges.

Substantially all orders in the backlog at September 30, 1997 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

INFLATION

Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operation for the periods presented.

LABOR AGREEMENTS

During September 1997 the Company and the hourly workers in its New Hartford, New York site reached agreement on a new five-year collective bargaining agreement. The agreement covers 320 production and maintenance employees represented by Local 2310 of the International Association of Machinists.

During August 1997 the Company and the hourly workers in its Princeton, Kentucky site reached agreement on a new three-year collective bargaining agreement. The agreement covers 57 production and maintenance employees represented by Local 2507 of the International Association of Machinists.


ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NEW HARTFORD, NEW YORK FACILITY

Reference is made to the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 and to Note 4 of the Notes to Condensed Financial Statements included in Part I of this Report for descriptions of certain environmental matters. As previously reported, during the course of excavation within the plant at New Hartford, New York to install new equipment, the Company discovered an area of soils contaminated with PCBs. The area of contamination was defined in accordance with instruction from regulatory officials. The Company has incurred $150,000 to date relating to the disposal of soil and other related clean-up activities. The Company anticipates that it will incur an additional $110,000 relating to clean-up activities. It is likely that regulatory authorities will require additional soil and ground water monitoring relating to PCBs at the New Hartford Facility. It is not possible now to predict whether additional PCB contamination will be discovered or whether additional remedial action will be required.

ITEM 2.  OTHER INFORMATION

(A)   PRESS RELEASE

The Company issued a press release dated October 16, 1997 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended September 30, 1997 and nine months ended September 30, 1997.


The Company issued a press release dated September 19, 1997 which announced that the hourly workers at its New Hartford site have voted to ratify a new five-year collective bargaining agreement. The contract covers 320 production and maintenance employees represented by Local 2310 of the International Association of Machinists.


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


ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

10.1 Second Amendment to Credit Agreement dated as of October 3, 1997 by and among the Company, Credit Lyonnais and other financial institutions party thereto.

27.1     Financial Data Schedule.

The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION




Date:    November 7, 1997                  By: /s/ Donald R. Muzyka
                                              ----------------------------------
                                           Donald R. Muzyka
                                           President and Chief Executive Officer



Date:    November 7, 1997                  By: /s/ Donald C. Darling
                                              ----------------------------------
                                           Donald C. Darling
                                           Chief Financial Officer and Chief
                                           Accounting Officer