Form 10-K
period 1997-12-31
SPECIAL METALS CORP
filed 1998-03-10
CIK 1028965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] Annual Report Pursuant To Section 13 or 15(D) of The Securities Exchange
                                  Act of 1934
                   For The Fiscal Year Ended December 31, 1997

                                       OR

 [ ] Transition Report Pursuant To Section 13 or 15(D) of The Securities
                              Exchange Act of 1934
            For The Transition Period From ___________ to ___________

                        Commission File Number: 000-22029

                           SPECIAL METALS CORPORATION
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

           Delaware                                        25-1445468
-------------------------------                ---------------------------------
(state or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

            4317 Middle Settlement Road, New Hartford, New York 13413
            ---------------------------------------------------------
                    (address of principal executive offices)

                                 (315) 798-2900
               ---------------------------------------------------
               (registrant's telephone number including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock,
                                                             $0.01 par value per
                                                             share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]        No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

At March 9, 1998, the aggregate market value of the publicly traded voting stock held by non-affiliates of the Registrant was $63,525,000 based upon the closing price of the Registrant's common stock on that date as reported by the Nasdaq National Market. Solely for the purposes of this calculation all persons who are or may be officers or directors of the Registrant and all persons or groups that have filed Schedules 13D and 13G with respect to the Registrant's stock have been deemed to be affiliates. At March 9, 1998, the Registrant had 15,479,000 shares of common stock outstanding.

Documents Incorporated By Reference:
Portions of the proxy statement for the 1998 annual shareholders meeting are incorporated by reference into Part III of this report.

                           Special Metals Corporation
                                    Form 10-K
                                Table Of Contents



Item                                                                      Page
----                                                                      ----
                                     Part I
 1      Business........................................................  1
 2      Properties......................................................  6
 3      Legal Proceedings...............................................  6
 4      Submission of Matters to a Vote of Security Holders.............  10

                                     Part II

 5      Market for the Registrant's Common Equity and Related
        Stockholder Matters.............................................  11
 6      Selected Financial Data.........................................  12
 7      Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................  13
 8      Financial Statements and Supplementary Data.....................  20
 9      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........................................  49

                                    Part III

10      Directors and Executive Officers of the Registrant..............  50
11      Executive Compensation..........................................  50
12      Security Ownership of Certain Beneficial Owners and
        Management......................................................  50
13      Certain Relationships and Related Transactions..................  50

                                     Part IV

14      Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K........................................................  51

        Signatures......................................................  53

                                     PART I


Item 1 - Business

General

         Special Metals Corporation (the "Company" or "Special Metals") is one of the world's leading producers of superalloys and special alloy long products. Superalloys are highly engineered metal alloys designed to withstand extreme heat and stress and are principally used in the manufacture of jet engine parts. Special alloys have unique physical, chemical and/or mechanical properties which are optimized by the Company's melting and processing capabilities.

         Special Metals operates three divisions. The superalloy Billet and Bar Division manufactures a wide array of wrought superalloy and special alloy products in billet, bar and cast forms, which are used primarily in jet engines. This division also produces shape memory alloys, such as Nitinol, which are primarily used in medical and dental applications. The Powder Division produces powder metallurgy superalloy products for military jet engines and the latest generation of large commercial jet engines and is the world's largest independent manufacturer of superalloy powder products. The Dental Division is the leading North American producer of amalgamable dental alloys. In 1997 the superalloy Billet and Bar Division, the Powder Division and the Dental Division accounted for 89%, 8% and 3%, respectively, of the Company's net sales.

Industry Overview

         Superalloys are primarily nickel-based alloys containing varying amounts of other elements, such as chromium, cobalt, columbium, molybdenum, titanium, and aluminum. Superalloys were originally developed to meet the highly demanding design requirements of jet engines and are currently used to make jet engine components such as turbine blades, vanes, disks, rings, seals and shafts. These applications require very high strength, toughness and resistance to metal fatigue and creep while operating in environments where temperatures can sometimes exceed 2,200(degree)F. Superalloys are also used in other technically demanding applications such as land-based power generating equipment, oil well drilling hardware, die materials, chemical processing applications and metal molding machines.

         The aerospace industry has historically been characterized by severe cyclicality which has had a significant impact on the sales and profitability of superalloy producers, including Special Metals. The superalloy industry reached a cyclical and historical peak in 1990 and subsequently declined to a cyclical bottom in 1993. In 1995, the commercial aircraft industry began recovering from the recession of the early 1990's. Rollouts of large commercial aircraft have increased by more than 47% from 1995 to 1997. Boeing's production rate has increased from 18 aircraft per month in early 1996 to over 40 aircraft per month by the end of 1997. The Company believes the demand of commercial aircraft and the jet engines to power them will remain strong through 1999 or beyond because of projected increases in revenue passenger miles and the imposition of federal Stage 3 noise regulations which require airlines to replace existing Stage 2 engines or retrofit such engines with hush kits. The superalloy industry is also benefiting from a significant increase in demand for jet engine spare parts. Based on current market conditions, the Company believes that this increase in activity should continue into the next decade. Recent developments in Asian economies have not had an impact on the Company to date; however, continued instability in this region could have a negative impact on the aerospace industry and the Company in the future.

Business Strategy

         The Company's primary objective is to continue the growth of its superalloy and special alloy business and to focus on both the aerospace and non-aerospace markets. To achieve its objectives, the Company has implemented a business strategy designed to accomplish the following:

         1) Capitalize on leading position in the aerospace market. To meet growing aerospace demand for products, the Company has expanded production capacity and reaffirmed its commitment for capital improvements.

         2) Continue to invest in the business. Capital expenditures in 1997 totaled $9.9 million. During 1998 through 2001, the Company plans to invest up to $54 million in capital expenditures to expand and modernize its melting, forging and finishing equipment, install a state-of-the-art information system and make other investments to maintain its position as a technical leader.

         3) Explore potential acquisitions. The Company expects to evaluate from time to time potential acquisitions. Potential acquisitions may include investments in companies, technologies or products that complement the Company's business or products.

         4) Develop new products and markets. The Company plans to grow its business through the development of new products and new applications and markets for its existing products.

         5) Continue to reduce cycle times and costs. In recent years, the Company has significantly reduced cycle time and improved inventory turnover, and has also undertaken numerous projects to maintain and improve its efficiency and cost position. The Company continues to pursue opportunities to further improve efficiency and reduce costs.

Products and Markets

         The Company's products include superalloy ingots and wrought products such as billets and bars manufactured by the superalloy Billet and Bar Division. These products are sold to forgers, machine shops, fabricators and independent distributors, which use these products primarily in the manufacture of jet engine parts and other critical applications. The Superalloy Billet and Bar Division also produces advanced specialty materials including shape memory alloys such as Nitinol. The Powder Division produces powder metallurgy superalloy products in the form of loose powder, billet and bar. The Dental Division produces amalgamable silver-based dental alloys.

         Wrought Products

         Wrought products are produced by taking ingots manufactured at the Company's New Hartford, New York facility and forging them at the Company's Dunkirk, New York facility to a smaller diameter. The forging process involves heating an ingot to a precisely controlled high temperature and reducing its diameter on a large forging press, thereby producing a billet. The reduction of an ingot into a billet refines the grain structure of the ingot into a fine uniform structure that is both tough and ductile. Jet engine disks, rings, spacers, shafts and casings are forged from billet. The billet may be further processed into a bar by rolling the billet to a smaller cross section on either of two rolling mills. The rolling process involves heating the billet to a precisely controlled temperature and then reducing its diameter by passing it back and forth between shaped rolls. The rolling process reduces the diameter, lengthens the product, and refines the grain structure further. Bars are sold to machine shops, forgers and distributors. During 1995, 1996 and 1997, 61%, 73% and 79%, respectively, of the Company's net sales were derived from wrought product sales.

         Powder

         In the most advanced jet engines, the requirements for strength, high temperature corrosion resistance and toughness exceed the capabilities of conventional cast/wrought superalloys. For these applications, alloys have been developed that cannot be processed using normal ingot metallurgy. Instead, powder metallurgical techniques are needed to produce the product. Powder metallurgy superalloys are produced at the Company's Princeton, KY facility and sold as loose powder or in billet form. During 1995, 1996 and 1997, 10%, 10% and 8%, respectively, of the Company's net sales were derived from powder products.

         Dental Products

         The Dental Division designs, manufactures and markets silver-based amalgamable alloys used principally for tooth fillings. The products are in the form of very fine powder produced by melting, alloying and atomizing alloys of silver, copper, tin, palladium and other elements. A number of the Dental Division's products are covered by patents extending to 2000 and beyond. During 1995, 1996 and 1997, 5%, 4% and 3%, respectively, of the Company's net sales were derived from dental products.

         Nitinol

         Nitinol wire represents a group of titanium/nickel alloys that have unique memory and flexibility properties. Shape memory alloys can be formed into a product, bent or twisted into a different shape, and then be easily returned to their original shape. Nitinol's major uses are in medical applications such as orthodontic wire, stents, catheter guide wires and eye glass frames and industrial applications such as temperature control devices and clamping devices.

Raw Materials

         The major raw materials used in the manufacture of superalloys and special alloys are scrap and various virgin materials such as nickel, chromium, cobalt, columbium, molybdenum, titanium and aluminum. Over half the raw materials consumed in superalloy production is scrap, either internally generated scrap from the Company's own production process, or superalloy scrap purchased on the open market or from customers. Although there can be no assurances, the Company believes that a number of suppliers can produce sufficient quantities of either scrap or virgin raw materials and that it is not dependent on any one supplier for any of the raw materials used to manufacture its products.

         Commercial deposits of certain raw materials used by the Company are found in only a few parts of the world. The availability and prices of these materials may be influenced by cartels, changes in world politics, unstable governments in exporting nations and inflation. Shortages of, and price increases for, certain raw materials used by the Company have occurred in the past and may occur in the future, which could have an adverse effect on the Company.

Pricing

         Pricing of superalloys can be volatile and often moves in concert with key raw materials, such as nickel and cobalt. Sale of the Company's products are made under conventional purchase orders, one year supply contracts and long term firm price or index price contracts. Firm price contracts will continue to be a significant part of the superalloy industry because the end users of superalloy products, primarily jet engine manufacturers need to be able to quote firm prices to the airlines for engines to be delivered several years in the future. The Company will continue attempts to minimize raw material price risks in connection with firm price contracts by hedging prices of certain raw materials, purchasing raw materials under fixed price arrangements and entering into scrap purchase arrangements with customers.

Marketing and Distribution

         The Company has a 17 person sales department consisting of an outside sales force and inside sales personnel. In certain foreign markets, the Company relies on agents to sell its products.

         The Company has historically made products to specific customer orders and has sold directly to the customer. However, the Company also sells superalloy product through a warehouse facility in Oceanside, CA., and through distributors.

         The Company estimates that its sales to the aerospace industry totaled approximately 70%, 77% and 81% in 1995, 1996 and 1997, respectively. Sales to non-aerospace industries have continued at a strong pace but have not kept up with the surge in aerospace activity.

         The Powder Division sells its products to several customers, but is substantially dependent on its three largest customers, which represented approximately 91% of the division's net sales. The majority of the division's sales result from long term supply arrangements with aircraft engine manufacturers and their suppliers.

         The Dental Division supplies powder alloys to approximately 9 of the leading dental supply firms. The supply firms package and market them to dental supply houses under well established trade names.

Competition

         The superalloy industry is highly competitive. The market for superalloys is global and is dominated by a few major producers, including Carpenter Corporation and Allegheny Teledyne Incorporated. The Company competes primarily on the basis of ability to meet customers' product specifications, quality, price and delivery schedules. Many of the Company's competitors are subsidiaries or divisions of large, diversified metals companies which may have substantially greater capital resources, and, in some cases, lower energy or labor costs than the Company.

         Special Metals is primarily dedicated to the superalloy and special alloy business. Special Metals' derives over 81% of its revenues from the production of wrought and powder superalloys sold to the jet engine market. Other large producers of superalloys are divisions of large stainless steel companies or specialty steel companies who also make superalloys as part of a larger array of product lines. Although these companies have greater financial resources than the Company, the Company believes that its primary focus on the superalloy industry provides it with a competitive advantage. However, because of its greater exposure to the superalloy business, the Company will be more adversely affected than its competitors in a downturn in the superalloy business.

Research and Development

         The goal of the Company's research and development operations is to reduce the cost of producing its core business products, develop and improve proprietary alloys and processes, and apply its technology to the manufacture of specialty alloys and materials for new non-aerospace markets. The Company's research, technical, development and metallurgical production efforts are staffed by approximately 25 individuals with engineering and sciences degrees. The Company conducts research activities at its New Hartford, Princeton and Ann Arbor facilities. The New Hartford research facility includes laboratories for physical and mechanical metallurgical analysis and a stand-alone process laboratory for the small scale processing of vacuum melted alloys which is used for internally supported development efforts and external sales of developmental materials and specialty alloys, including the Company's shape memory alloys, such as Nitinol. The research and development staff works closely with the Company's production staff and sales force to improve existing products and processes.

         In addition, the Company is presently an active participant in the Specialty Metals Processing Consortium ("SMPC") whose membership includes other superalloy producers. SMPC's purpose is to pursue melting and solidification technology and to better understand the very complex nature of alloy melting and solidification. SMPC's research is conducted at the Sandia National Laboratory and also includes industrial experiments conducted at the member companies. Funding for the consortium is made up of membership fees and matching monies from the U.S. Department of Energy and other sources.

         Non-aerospace special alloys under development include products in the Company's shape memory alloy product line. These products, such as Nitinol, utilize precise alloy chemistries and thermomechanical processing and are being designed for use in medical, dental and consumer products. Other non-aerospace products under development include proprietary dental alloys, such as a recently patented restoration alloy system that offers a unique combination of properties and handling characteristics during application.

         The Company spent $1.3 million, $1.6 million and $1.9 million during 1995, 1996 and 1997, respectively, for research and development activities.

Customer Concentration

         There are a small number of large consumers of superalloy long product in the world, and Special Metals believes it enjoys good relations with all of them. A substantial portion of the Company's business is conducted with a relatively small number of large customers. The Company's top ten customers accounted for 70% of the Company's net sales in 1997. In 1997, each of Wyman-Gordon Forgings Inc., Ladish Company and Societe Nationale d'Etude de Construction de Moteurs d'Aviation accounted for approximately 21%, 11% and 10%, respectively, of the Company's net sales. In 1996, the Company's three largest customers accounted for approximately 18%, 13% and 11%, respectively, of the Company's net sales. In 1995, the Company's three largest customers accounted for approximately 17%, 11% and 10%, respectively, of the Company's net sales.

Employees

         As of December 31, 1997, the Company employed approximately 654 persons. Of these, approximately 456 (or 70%) work under four collective bargaining agreements. During 1997, the Company and the hourly workers at its New Hartford, New York facility reached agreement on a new five-year collective bargaining agreement. This agreement covers 331 production and maintenance workers represented by the local branch of the International Association of Machinists and Aerospace Workers ("IAM") and expires in August 2003. Also during 1997, the Company and the hourly workers at its Princeton, Kentucky site reached agreement on a new three-year collective bargaining agreement. This agreement covers 59 production and maintenance workers represented by the local branch of the IAM and expires in August 2000. The remaining labor agreements expire in 1999.

Item 2 - Properties

         The Company's principal manufacturing facility and corporate offices are located in New Hartford, NY. The following table sets forth information regarding the Company's manufacturing facilities.

                        Approximate       Nature of
  Location            Square Footage      Occupancy    Primary Use
--------------------------------------------------------------------------------
  New Hartford, NY        358,000         Leased       Melting & Finishing Plant
  Dunkirk, NY              98,000         Leased       Forging Plant
  Princeton, KY            70,000         Leased       Powder Metallurgy Plant
  Ann Arbor, MI             9,000         Owned        Dental Alloy Plant

         The facilities in New Hartford, Dunkirk and Princeton are leased from government agencies under arrangements in which it pays rent in lieu of taxes and has options to purchase such facilities at a nominal purchase price. These arrangements for the New Hartford, Dunkirk and Princeton facilities expire in 2007, 2001 and 2000, respectively. The Princeton facility lease is subject to extensions for an additional 15 years beyond the current term.

         The Company has undertaken an aggressive capital expenditure program and is in the process of installing two new vacuum arc remelting furnaces and one new electroslag remelting furnace at its facility in New Hartford. In addition, the Company installed a new power, pumping and control system on its 20 ton vacuum induction melting furnace and, beginning in 1998, will expand its New Hartford facility with the addition of a new 20,000 square foot building. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Item 3 - Legal Proceedings

Environmental Matters

         The Company's facilities are engaged in activities regulated by extensive federal, state, local and foreign environmental and worker safety and health laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination caused by the release of hazardous substances in the past. In the U.S., such laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and analogous state laws. The Company uses substantial quantities of substances that are considered hazardous or toxic under federal, state and/or local environmental, worker safety and health laws and regulations. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that government environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by private parties or government agencies with respect to environmental matters. Although the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that some, or all, of the risks discussed under this heading will not result in liabilities that are material to the Company's business, results of operations, financial condition or cash flows.

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. For example, the Company used substantial quantities of polychlorinated biphenyls ("PCBs") at its New Hartford facility through the 1970s. Sites at which the Company's wastes have been allegedly released or otherwise come to be located, and for which the Company currently faces potentially material environmental remediation liabilities, are described below. At December 31, 1997, the Company had total reserves of approximately $4.0 million to cover future costs arising from known environmental liabilities for remediation and operation and maintenance of remediation systems, including costs relating to its own properties and certain sites at which the Company's wastes have allegedly been identified. The Company's actual future expenditures, however, for remediation of environmental conditions existing at its properties and at these other locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to environmental regulatory enforcement under various statutes, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties, but to date no material penalties have been incurred. The Company incurred average annual capital expenditures for environmental protection and compliance of less than $220,000 for 1995, 1996 and 1997 and its capital budget provides for less than $110,000 for such expenditures in 1998. The Company does not expect the future recurring operation costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition or more strict standards or requirements under environmental laws and the possibility of increased enforcement could result in expenditures in excess of amounts estimated to be required for such matters.

         The Company is currently involved in the following potentially material environmental matters or proceedings:

         Clayville, New York. The State of New York identified the Company as a potentially responsible part ("PRP") under CERCLA for the release or threatened release of hazardous substances at Ludlow Landfill, Clayville, New York due to the Company's generation of certain industrial wastes, including PCB wastes, believed to have been disposed at the landfill (the "Site"). CERCLA imposes strict, joint and several liability for investigatory and clean-up costs. The State of New York brought a federal action against Ludlow Sand and Gravel Company, Ludlow Sanitary Landfill, Inc., James Ludlow and Kevin Ludlow (collectively, "Ludlow") under CERCLA, common law nuisance and state statutory law, seeking the recovery of its response costs, damages to natural resources, closure of the landfill and penalties. Ludlow, in turn, brought a third-party action for indemnification and/or contribution against the Company and four other generators of wastes allegedly sent to the Site.

         A consent judgment was entered, resolving the litigation with respect to the Company. Under the terms of the consent judgment, claims against Ludlow, the Company and Chesebrough Pond's (the "Settling Defendants") are settled and the Site is required to be closed and remediated pursuant to an approved remedial plan (the "ARP") as defined in the consent judgment. The Company is obligated under the consent judgment to pay all remediation costs required to implement the ARP in excess of the funds in a trust account established by the Consent Judgment. The trust account has received monies paid by the Settling Defendants as well as a specified percentage of the settlement funds obtained to date from a contribution action brought by the Company and Chesebrough-Pond's against non-settling users of the landfill. The trust account currently has a balance of approximately $85,000.

         The Company has completed the ARP with respect to the main body of the Site. However, completion of the remedy in one area (the "North Gravel Pit") was delayed because of PCB contamination discovered in the course of excavation in that area. A work plan designed to determine the extent of contamination in the North Gravel Pit and select an appropriate remedial alternative has been approved by the New York State Department of Environmental Conservation ("DEC") and the Company conducted the investigation during the period from November 1996 through January 1998. A report detailing the work and a recommended remedial alternative was prepared by the Company's engineers and submitted to the DEC on or around the end of January 1998. The recommended remedial alternative has a total estimated capital cost for the remedy of approximately $910,000 with a total estimated annual operation and maintenance cost of approximately $39,000. The estimated 30 year present value for operation and maintenance costs is approximately $600,000. The engineers' cost estimates are, however, preliminary and, accordingly, may be subject to material adjustment during the period of remedial design. It is not known at this time whether the DEC will accept the recommended remedial alternative. It is therefore possible that liabilities in respect of this site could have a material adverse effect on the Company's business, results of operations, financial condition and cash flow. The Company has provided for the recommended remedial alternative in its financial statements.

         The Company is attending to and will be responsible for the cost of post-closure operation and maintenance ("O&M") at the Site for a period of thirty (30) years from 1997 and part of the required O&M activities will include groundwater monitoring. These costs are estimated for the main body of the site to be approximately $150,000 per year in years one and two and approximately $90,000 per year in years three through 30 for a total of $2.8 million. The Company has established a reserve of $1.8 million in respect of these expenses based upon the present value of these expenses using a discount rate of 4%. In addition, there are contingent post-closure activities. It cannot be determined which, if any, of the contingent activities the Company will need to perform.

         Universal Waste Site. In the mid 1980's the owner/s/operators of Universal Waste in Utica, New York (the "Universal Waste Site") were cited by the DEC in a formal enforcement proceeding for cleanup of the site which was allegedly contaminated with PCBs and trichlorethylene. The owner of the Universal Wastes Site requested by motion that the Company be named as an indispensable party to that proceeding. The DEC, however, took the position that the Company should not be named as an indispensable party. The Company believes that at least four other potentially responsible parties have been identified with respect to the contamination at the site. A consent order has been executed obligating the site operator to conduct a preliminary site assessment on a portion of the property. The preliminary site assessment is underway. The DEC is also conducting a separate preliminary site assessment. The Company is presently not involved in investigating the alleged contamination.

         Based upon the limited information available to its environmental engineers, the Company has established a reserve of $575,000. However, because of the preliminary nature of the investigation, it is not possible, at this time, to provide a reasonable estimate as to the ultimate cost of any investigative or remedial work which will be required, or the Company's share, in any, of such costs. Therefore, it is possible that liabilities could arise in respect of this site that could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         Quanta Resources Site. In August 1990, the Company received notification from the United States Environmental Protection Agency (the "EPA") that it is considered a potentially responsible party under CERCLA at a site in Syracuse, New York (the "Quanta Resources Site"). The Company, together with approximately 20 other potentially responsible parties, formalized an agreement by which it paid the sum of $27,500 towards contribution for removal costs of the EPA associated with waste material at the site. The total sum collected (approximately $1 million) was paid directly to the EPA. In September 1996, the Company received notification from the EPA asking the Company to attend another meeting with respect to the site. The EPA requested approximately $200,000 to investigate further removal and cleanup actions. The Company, together with approximately 60 other potentially responsible parties, formalized an agreement by which it paid the sum of $5,000 towards the investigation. The investigation is to be managed by the potentially responsible parties. In 1997 the Company, together with approximately 60 other potentially responsible parties, entered into an Administrative Order on Consent with the New York State Department of Environmental Conservation to pay the Department for the Department's response costs. The Company's share was $1,500. The extent of additional regulatory action which may be required at the site is unclear. It is not possible, at this time, to provide a reasonable estimate as to the cost of any further investigative or remedial work which will be required or the Company's share, if any, of such costs. Therefore, it is possible that liabilities could arise in respect of this site that could have a material effect on the Company's business, results of operations, financial condition and cash flows.

         Al-Tech Site. Al-Tech Specialty Steel Corporation ("Al-Tech") occupies a parcel of realty adjacent to the Company's Dunkirk, New York, facility. In 1998, Al-Tech advised the Company that a cooling pond located on its property was contaminated with PCBs. At the time, the Company utilized the pond as a source of non-contact cooling water. The Company conducted a PCB investigation (including sampling) of its facilities. The Company's investigation did not indicate any connection between contamination in the pond and the Company's operations. An edition of an Al-Tech newsletter indicated that Al-Tech has retained a consultant to conduct a RCRA Facility Investigation ("RFI") at its facility in Dunkirk, New York to determine whether or not chemical constituents, from past and present activities at the site, have impacted the environment. The Company has no other information on which to estimate reasonably the cost of further investigative or remedial work at the Al-Tech site, or the Company's share if any, of such costs. Depending on the development of any information connecting the Company to this site, it is possible that liabilities could arise in respect of this site that could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         New Hartford Site. In 1986, the DEC approved the Company's plan for the closure of a waste impoundment containing spent acid waste at its New Hartford facility. The impoundment is now maintained pursuant to the RCRA Corrective Action Program. In September 1993 the Company submitted a Voluntary RCRA Facility Investigation Report to the DEC to monitor ground water for metals in the area of the Company's waste impoundment. Based on test results from the spring of 1994 to the spring of 1997, it appears that further remediation may not be necessary, and the Company does not believe that it will incur any material liability in connection with this matter. The Company will continue to perform groundwater monitoring at the site pursuant to the RCRA Corrective Action Program. Depending on the results, it is possible that further investigative or remedial activity could be required of this matter and that the liabilities in respect thereof could have a material effect on the Company's business, results of operations, financial condition and cash flows.

         New Hartford SPDES Permit Issue. One outfall out of four permitted under the Company's State Pollution Discharge Elimination System permit at its New Hartford facility is occasionally out of compliance with respect to PCB limits. The current limit for PCBs in the Company's permit is non-detect. The DEC has notified the Company that sampling aquatic organisms downstream from the Company's outfall revealed higher than acceptable levels of PCBs. The Company has offered to install additional storm water treatment equipment at an estimated cost of $160,000 in order to meet the non-detect limit. The DEC has not approved the Company's proposal and may be looking for a higher capacity system estimated to cost approximately $315,000. Although the Company cannot at this time provide a reasonable estimate of any additional costs that may be required, the Company does not believe it will incur any material liability in connection with this matter.

         New Hartford Facility. During the course of a recent excavation within the plant at New Hartford, New York to install new equipment, the Company discovered an area of soils contaminated with PCBs. The area of contamination was defined in accordance with instructions from regulatory officials. The Company has incurred $225,000 to date relating to the disposal of soil and other related clean-up activities. It is likely that regulatory authorities will require additional soil and ground water monitoring relating to PCBs at the New Hartford Facility. It is not possible to predict whether additional PCB contamination will be discovered or whether additional remediation will be required. The Company has not established any reserves for potential future costs related to this issue. Therefore, it is possible that liabilities could arise in respect of this matter that could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

         Other Matters. The Company is on notice of, and involved in, certain other environmental matters which have been settled or are at various stages of discussion, negotiation or settlement which the Company does not believe to be material.

Other Matters

         From time to time, the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company does not believe that it is a party to any proceedings at the present time that could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.


Item 4 - Submission of Matters to a Vote of Security Holders

         None

                                     PART II


Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock is traded on the NASDAQ National Market under the symbol "SMCX." As of March 9, 1998, there were approximately 60 shareholders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's common stock. The quarterly common stock price ranges since the Company's initial public offering in February 1997 are as follows:

                                             High                   Low
                                             ----                   ---
Quarter ended:
--------------
  March 31, 1997                           $ 18.00               $ 14.75
  June 30, 1997                              20.00                 13.38
  September 30, 1997                         19.75                 17.38
  December 31, 1997                          23.13                 16.75


The Company has not paid dividends on its common stock during 1997 or 1996 and does not currently pay dividends on its common stock. Any future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. The Company's ability to pay dividends is also subject to the covenants contained in its credit agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6 - Selected Financial Data

     The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. The financial data set forth below should be read in conjunction with the information under 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the Financial Statements of the Company and the notes thereto included in Item 8 of this Form 10-K.


                                                                       Year Ended December 31
                                                  1993         1994         1995        1996         1997
                                                ---------    ---------    ---------   ---------    ---------
                                                                (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Net sales                                       $  80,412    $  95,510    $ 132,245   $ 162,300    $ 186,071
Cost of goods sold                                 84,304       93,625      114,752     133,828      142,029
                                                ---------    ---------    ---------   ---------    ---------
  Gross profit (loss)                              (3,892)       1,885       17,493      28,472       44,042
Selling, general and administrative
expenses                                            4,141        4,313        5,207       5,408        6,958
                                                ---------    ---------    ---------   ---------    ---------
  Operating income (loss)                          (8,033)      (2,428)      12,286      23,064       37,084
Other (income) expense                              3,912        4,361        4,727       4,079          563
                                                ---------    ---------    ---------   ---------    ---------
Income (loss) before income taxes                 (11,945)      (6,789)       7,559      18,985       36,521
Income tax expense (benefit) (1)                      197           99          354         (96)      13,519
Net income (loss)                               $ (12,142)   $  (6,888)   $   7,205   $  19,081    $  23,002
                                                =========    =========    =========   =========    =========

Net income (loss) per share                     $    (.98)   $    (.56)   $     .58   $    1.54    $    1.53
                                                =========    =========    =========   =========    =========

Weighted average shares outstanding                12,400       12,400       12,400      12,400       15,004
Weighted average shares outstanding
   assuming dilution                               12,400       12,400       12,400      12,400       15,016


BALANCE SHEET DATA (AT PERIOD END):
Working capital                                 $  32,378    $  29,287    $  35,779   $  47,450    $  68,825
Total assets                                       98,779       91,901      106,945     116,492      141,750
Current portion of long-term debt and
   capital lease obligations                        3,210        4,233        5,270       4,296          316
Long-term debt (excluding current                  47,500       45,500       40,810      42,010         --
   maturities)
Long-term capital lease obligations
   (excluding current maturities)                   1,174          965          777         512          174
Subordinated notes payable to affiliates            8,500        8,500        8,500       1,500         --
Stockholders' equity                               16,074        8,987       15,666      34,775      103,971


-----------------------

 (1) Income tax expense for 1995 and 1996 differs from the amount which is derived by applying the combined statutory income tax rates due to the utilization of previously unrecognized net operating loss and other tax carryforwards in 1995 and 1996 and the recognition of previously unrecognized deferred income tax assets in 1996.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward- looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which most of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

Overview

         The Company manufactures superalloys and special alloys, which are highly engineered metal alloys designed to withstand extreme heat, stress and corrosion. Special Metals operates three divisions. The Superalloy Billet and Bar Division manufactures a wide array of wrought superalloy and special alloy products in billet, bar and cast form, which are used primarily in jet engines. This division also produces "shape memory" alloys, such as Nitinol, which are primarily used in medical and dental applications. The Powder Division produces powder metallurgy superalloy products for military jet engines and the latest generation of large commercial jet engines and is the world's largest independent manufacturer of superalloy powder products. The Dental Division is the leading North American producer of amalgamable dental alloys. In 1996, the Superalloy Billet and Bar Division, the Powder Division and the Dental Division accounted for 89%, 8% and 3%, respectively, of the Company's net sales of $186.1 million.

         Net Sales. Net sales include sales of the Company's superalloy and special alloy products and revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts and indexed price contracts. Long-term firm price and indexed price contracts have become more prevalent in the superalloy industry because jet engine manufacturers are required to provide firm price quotations to airlines for jet engines to be delivered several years in the future. Approximately 2% of the pounds shipped of the Company's wrought products in 1997 were sold under long-term firm price contracts negotiated in 1993. Because of the adverse business conditions prevailing when the long-term firm price contracts were negotiated in 1993, the pricing on these contracts was unfavorable for superalloy producers and resulted in severely depressed margins in the superalloy industry from 1994 to 1996. Special Metals recognized losses on these long-term firm price contracts in 1995 and generally did not earn a profit on such contracts in 1996 or 1997. All of the firm price contracts negotiated in 1993 expired prior to December 31, 1997. In recent years, to the extent that it has entered into long-term agreements, the Company has sought pricing terms that are either indexed or otherwise accommodate changes in product and raw material markets.

         Export sales represent a significant portion of the Company's business. In 1995, 1996 and 1997, sales to purchasers outside of the United States totaled 35%, 28% and 31% of the Company's net sales, respectively. All of the Company's export sales are conducted in U.S. dollars.

         Costs of Goods Sold. The superalloy industry is characterized by high capital investment and high fixed costs, and profitability is therefore significantly affected by changes in volume. Variable costs such as raw materials, labor, supplies and energy (primarily electricity) generally account for over three-fourths of the Company's costs of goods sold. Fixed costs, such as indirect overhead and depreciation, constitute the remainder of the Company's costs of goods sold. The Company has undertaken numerous projects to maintain and improve its efficiency and cost position over the last few years.

         A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is fixed and is not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. Nickel forward contracts obligate the Company to make or receive payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At December 31, 1997, the Company had open purchase contracts with a notional principal value of approximately $12.7 million. The fair value of the material covered by these contracts, based on the December 31, 1997 price quoted on the LME, was approximately $10.8 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments, totaling approximately $1.6 million, have been deferred. Unrealized losses on forward contracts not designated or effective as hedges, totaling approximately $.3 million, have been recognized in income currently.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and the office of the president.

Results Of Operations

     The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.


                                         Year Ended December 31,
                                         1995     1996      1997
                                      ---------------------------
Net sales                               100.0%   100.0%    100.0%
Cost of goods sold                       86.8     82.5      76.3
                                      ---------------------------
  Gross profit                           13.2     17.5      23.7
Selling, general and administrative
  expenses                                3.9      3.3       3.7
                                      ---------------------------
  Operating income                        9.3     14.2      20.0
Other (income) expense:
  Interest expense                        3.6      2.5        .4
  Abandoned acquisition costs              --       --        .3
  Other                                    --       --       (.4)
                                      ---------------------------
                                          3.6      2.5       0.3
                                      ---------------------------
  Income before income taxes              5.7     11.7      19.7
Income tax expense (benefit)               .3      (.1)      7.3
                                      ---------------------------
  Net income                              5.4%    11.8%     12.4%
                                      ==========================


Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

         Net Sales. Net sales increased $23.8 million, or 14.6%, from $162.3 million in 1996 to $186.1 million in 1997. This increase was principally due to a shift in the Company's product mix toward higher value-added products and improved pricing, offset somewhat by a slight decrease in pounds shipped.

         Cost of Goods Sold. Cost of goods sold increased $8.2 million, or 6.1%, from $133.8 million in 1996 to $142.0 million in 1997, primarily as a result of increased sales and increased costs associated with implementing the new management information systems, offset, in part, by cost reduction programs. In addition, depreciation and amortization expense decreased from $4.4 million in 1996 to $3.6 million in 1997 as a result of various fixed and intangible assets becoming fully depreciated or amortized, as applicable. As a percentage of net sales, cost of goods sold decreased from 82.5% in 1996 to 76.3% in 1997 primarily due to the allocation of the fixed portion of overhead included in cost of goods sold to a larger sales base.

         Gross Profit. Gross profit increased $15.6 million, or 54.7% from $28.5 million in 1996 to $44.1 million in 1997. This increase was due primarily to increased sales and cost reduction programs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million, or 28.7% from $5.4 million in 1996 to $7.0 million in 1997. The increase was due primarily to the increase in net sales, an increase in the Company's research and development activities, and increased expenses associated with the Board of Directors and the managerial assistance agreement with one of its principal stockholders. Selling, general and administrative expenses as a percentage of net sales increased from 3.3% in 1996 to 3.7% in 1997.

         Operating Income. Operating income increased $14.0 million, or 60.8% from $23.1 million in 1996 to $37.1 million in 1997. Operating income as a percentage of net sales increased from 14.2% in 1996 to 20.0% in 1997 as a result of increased net sales offset in part by increased expenses.

         Interest Expense. Interest expense decreased $3.4 million, or 83.6%, from $4.1 million in 1996 to $.7 million in 1997. This decrease was due primarily to the repayment of debt outstanding with the proceeds from the Company's initial public offering during the first quarter of 1997.

         Income Taxes. Income tax expense increased $13.6 million from a benefit of $(.1) in 1996 to an expense of $13.5 million in 1997. The Company's effective income tax rate for 1996 varied from the U.S. statutory rate due to utilization of net operating losses and alternative minimum tax credit carryforwards and also due to the recognition of previously unrecognized deferred tax assets of $3.7 million.

         Net Income. Net income increased 20.5% from $19.1 million in 1996 to $23.0 million in 1997. Net income as a percentage of net sales increased from 11.8% for 1996 to 12.4% for 1997 primarily as a result of stronger demand for the Company's products in the aerospace industry and cost reduction programs.

Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

         Net Sales. Net sales increased $30.1 million, or 22.8%, from $132.2 million in 1995 to $162.3 million in 1996. This increase was principally due to a shift in the Company's product mix toward higher value-added products and improved pricing, offset somewhat by a slight decrease in pounds shipped.

         Cost of Goods Sold. Cost of goods sold increased $19.1 million, or 16.6%, from $114.7 million in 1995 to $133.8 million in 1996, primarily as a result of increased sales partially offset by improved manufacturing efficiencies and cost reduction programs. In addition, depreciation and amortization expense decreased from $6.3 million in 1995 to $4.4 million in 1996 as a result of various fixed and intangible assets becoming fully depreciated or amortized, as applicable. As a percentage of net sales, cost of goods sold decreased from 86.8% in 1995 to 82.5% in 1996 primarily due to the improved pricing related in 1996 as well as to the allocation of the fixed portion of overhead included in cost of goods sold to a larger sales base.

         Gross Profit. Gross profit increased $11.0 million, or 62.8% from $17.5 million in 1995 to $28.5 million in 1996. This increase was due primarily to increased sales, cost reduction programs and improved manufacturing efficiencies.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.2 million, or 3.9% from $5.2 million in 1995 to $5.4 million in 1996. The increase was due primarily to the increase in net sales. Selling, general and administrative expenses as a percentage of net sales decreased from 3.9% in 1995 to 3.3% in 1996 primarily due to the allocation of the fixed components of selling, general and administrative costs to a larger sales base.

         Operating Income. Operating income increased $10.8 million, or 87.7% from $12.3 million in 1995 to $23.1 million in 1996. Operating income as a percentage of net sales increased from 9.3% in 1995 to 14.2% in 1996 as a result of increased net sales offset in part by increased expenses.

         Interest Expense. Interest expense decreased $.6 million, or 13.7%, from $4.7 million in 1995 to $4.1 million in 1996. This decrease was due primarily to a decrease in average debt outstanding and to an overall decrease in interest rates.

         Income Taxes. The Company had an income tax expense of $.4 million in 1995, compared to an income tax benefit of $(.1) million in 1996. The Company's effective income tax rate for 1995 and 1996 varied from the U.S. statutory rate due to utilization of net operating losses and alternative minimum tax credit carryforwards and, in 1996 only, also due to the recognition of previously unrecognized deferred tax assets of $3.7 million.

         Net Income. Net income increased 165% from $7.2 million in 1995 to $19.1 million in 1996. Net income as a percentage of net sales increased from 5.4% for 1995 to 11.7% for 1996 primarily as a result of stronger demand for the Company's products in the aerospace industry, cost reduction programs, improved manufacturing efficiencies and recognition of certain unrecognized deferred tax assets.

Liquidity and Capital Resources

         The Company's liquidity needs arise primarily from capital investments and working capital. The Company has historically met these liquidity requirements with funds generated from operations and from short-term and long-term debt financing (including borrowings from the Principal Stockholders). The Company's business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in the manufacturing process and compliance with environmental laws.

         Net cash provided by operating activities was $6.9 million, $10.9 million and $22.1 million for 1995, 1996 and 1997, respectively. Improvements in cash flows from operating activities are principally the result of improved operating results, offset by increased working capital requirements principally attributable to increases in accounts receivable and inventory resulting from increased sales during the period.

         Capital expenditures were $2.0 million, $2.8 million and $9.9 million for the years 1995, 1996 and 1997, respectively.

         The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's Credit Agreement with Credit Lyonnais and other financial institutions from time to time party thereto (the "Credit Agreement"). Under the Credit Agreement, as amended, the Company may borrow, repay, and re-borrow from time to time, the lesser of (a) $56 million, declining $4 million per year from 1998 through 2001, at which time all remaining outstanding amounts are due, or (b) the Company's borrowing base. The Credit Agreement defines the Company's borrowing base as the sum of 85% of eligible accounts receivable and 60% of eligible inventory. As of December 31, 1997, the borrowing base was $50.1 million. The Company's ability to borrow under the Credit Agreement is subject to the satisfaction of various conditions, including compliance with certain financial covenants. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. All advances under the Credit Agreement bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .25%, (ii) the Eurodollar rate, which is the New York interbank offered rate, plus 1.25% or (iii) LIBOR plus 1.25%. A commitment fee of .20% per annum on the unused available working capital commitment is due monthly. At December 31, 1997, there were no amounts outstanding under the Credit Agreement.

         The Company's obligations under the Credit Agreement are secured by the Company's receivables, inventory and general intangibles. The Credit Agreement also contains covenants restricting the ability of the Company to make certain restricted payments, create liens, guarantee indebtedness, or enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its consolidated net worth, its consolidated leverage ratio and the ratio of its senior debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company may prepay amounts owing under the Credit Agreement at its option at any time.

         Over the next four years, the Company plans to invest up to $54 million in capital expenditures to expand and modernize its melting, forging and finishing equipment, install a state-of-the-art information system and make other investments to maintain its position as a technical leader. Currently planned capital expenditures for 1998 include the completion of two VAR furnaces, an ESR furnace, construction and equipping of a new 20,000 square foot building at its New Hartford facility, upgrades to the management information systems and a potential upgrade in forging capabilities. In addition to planned capital expenditures, the Company expects to evaluate from time to time potential acquisitions. Potential acquisitions may include investments in companies, technologies or products that complement the Company's business or products. Sources of funds for such acquisitions could include funds generated from operations or alternative sources of debt or equity capital. Certain covenants in the Credit Agreement may restrict or limit the Company's ability to enter into or complete an acquisition. Under such circumstances, the Company would need to amend, obtain a waiver of or refinance the Credit Agreement.

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

     The Company expects that its cash and cash equivalents on hand, cash flow from operations and borrowing capacity under the Credit Agreement will be adequate to meet its anticipated operating requirements and planned capital expenditures over the next 12 months.

Backlog

     As of December 31, 1997, the Company's backlog orders aggregated approximately $155.5 million, compared to approximately $146.2 million at December 31, 1996. The increase in backlog orders is primarily due to market demand and customer order patterns. The Company defines backlog as firm purchase orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at December 31, 1997 are expected to be shipped within the 12 months beginning January 1, 1998. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

Inflation

         Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operation for the periods presented.

Legal Proceedings

         Reference is made to the information included in Item 3 - Legal Proceedings beginning on page 6 of this Form 10-K, which is hereby incorporated by reference.

Impact of Year 2000

         Based on a preliminary assessment, the Company believes it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has undertaken a project aimed at replacing its current management information systems with new management information systems which it believes will function properly with respect to dates in the year 2000 and thereafter. However, the Company also believes that modifications to certain of its process control computers will be required so that they will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, a material impact on the operations of the Company could result.

         The Company is in the process of initiating formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company's estimate of the time to complete its year 2000 project includes the estimated time associated with the impact of third party year 2000 issues, and is based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the year 2000 issue for the products it has sold.

         The Company expects to utilize both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications. The Company anticipates completing the year 2000 project in 1999, prior to any anticipated impact on its operating systems. The Company is not able, at this time, to estimate what the ultimate cost of its year 2000 project will be.

         The time frame during which the Company believes it will complete the year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that the estimated time of completion will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Impact of New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have no impact on the Company's net income or shareholders' equity. Statement 130 requires the pension adjustment, which currently is reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. If the Company adopted Statement 130 for the year ended December 31, 1997, the total of other comprehensive income items, reported as a component of shareholders' equity, and comprehensive income (which includes net income) would be $(496,000) and $23,203,000, respectively, and would be displayed separately.

In June 1997, the Financial Accounting Standards Board issued Statement 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively during 1998. Management does not expect that the adoption of this statement will result in the Company reporting additional segments.

Item 8 - Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                   Page in
                                                                  Form 10-K
                                                                  ---------

Report of Independent Auditors                                        21

Balance Sheets                                                        22

Statements of Income                                                  24

Statements of Shareholders' Equity                                    25

Statements of Cash Flows                                              26

Notes to Financial Statements                                         27

                         Report of Independent Auditors

Board of Directors
Special Metals Corporation


We have audited the accompanying balance sheets of Special Metals Corporation as of December 31, 1996 and 1997, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Special Metals Corporation at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ Ernst & Young LLP
                                                    ---------------------
                                                    Ernst & Young LLP

Buffalo, New York
January 30, 1998

                           Special Metals Corporation
                                 Balance Sheets
               (In thousands, except share and per share amounts)

                                                      December 31,
                                                    1996        1997
                                                 ---------------------
Assets
Current assets:
   Cash and cash equivalents                     $   3,336  $   12,237
   Restricted deposits                                  --       1,161
   Accounts receivable - trade, less
     allowance for doubtful accounts
     of $120 for 1996 and $168 for
     1997                                           26,640      25,427
   Accounts receivable - affiliates                  1,989       4,785
   Inventories                                      42,739      50,580
   Deferred income taxes                             2,995       2,375
   Prepaid expenses                                    382         216
                                                 ---------------------
Total current assets                                78,081      96,781

Property, plant and equipment                       33,231      39,727

Deferred income taxes                                1,743       1,618

Other assets                                         3,437       3,624
                                                 ---------------------

Total assets                                     $ 116,492  $  141,750
                                                 =====================


SEE ACCOMPANYING NOTES.

                                                      December 31,
                                                    1996        1997
                                                 ---------------------
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                              $  12,856  $   15,688
   Accrued payroll and employee benefits             7,823       6,940
   Accrued other liabilities                         3,968       4,519
   Income taxes payable                                187         493
   Current portion of long-term debt                 4,000           -
   Current obligation under capital leases             296         316
   Subordinated notes payable to affiliates          1,500           -
                                                    ------------------
Total current liabilities                           30,630      27,956

Long-term debt                                      42,000           -
Long-term obligation under capital leases              513         174
Other long-term liabilities                          8,574       9,649
                                                    ------------------
Total liabilities                                   81,717      37,779

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value,
     10,000,000 shares authorized, no shares
     issued and outstanding                              -           -
   Common stock, $0.01 par value, 35,000,000
     shares authorized, 12,400,000 and
     15,477,000 shares issued and outstanding
     at December 31, 1996 and 1997, respectively       124         155
   Paid-in surplus                                  29,716      75,678
   Pension adjustment                                 (697)       (496)
   Retained earnings                                 5,632      28,634
                                                    ------------------
Total shareholders' equity                          34,775     103,971
                                                    ------------------
Total liabilities and shareholders' equity       $ 116,492  $  141,750
                                                 =====================

SEE ACCOMPANYING NOTES.

                           Special Metals Corporation
                              Statements of Income
                    (In thousands, except per share amounts)

                                               Year ended December 31
                                           1995         1996        1997
                                        ----------------------------------

Net sales to non-affiliates             $ 117,217    $155,322    $ 175,570
Net sales to affiliates                    15,028       6,978       10,501
                                        ----------------------------------
                                          132,245     162,300      186,071

Cost of goods sold                        114,752     133,828      142,029
                                        ----------------------------------
                                           17,493      28,472       44,042

Selling, general and administrative
   expenses                                 5,207       5,408        6,958
                                        ----------------------------------

Operating income                           12,286      23,064       37,084

Other (income) expense
   Interest expense                         4,727       4,079          670
   Abandoned acquisition costs                  -           -          554
   Other                                        -           -         (661)
                                        ----------------------------------
                                            4,727       4,079          563
                                        ----------------------------------

Income before income taxes                  7,559      18,985       36,521

Income tax expense (benefit)                  354         (96)      13,519
                                        ----------------------------------

Net income                              $   7,205  $   19,081  $    23,002
                                        ==================================

Earnings per common share, basic and
   assuming dilution                    $    0.58  $     1.54  $      1.53
                                        ==================================


SEE ACCOMPANYING NOTES.

                           Special Metals Corporation
                       Statements of Shareholders' Equity
                                 (In thousands)

                                      Common stock
                                      ------------
                                                                                                      Retained
                                                                                                      Earnings
                                                                   Paid-in          Pension         (Accumulated
                                    Shares           Par           Surplus         Adjustment         Deficit)
                                 -------------------------------------------------------------------------------
Balance - December 31,
  1994                              12,400       $       124    $      29,716     $      (199)     $     (20,654)

Minimum pension liability
  adjustment, net of tax                 -                 -                -            (526)                 -

Net income                               -                 -                -               -              7,205
                                 -------------------------------------------------------------------------------

Balance - December 31,
  1995                              12,400               124           29,716            (725)           (13,449)

Minimum pension liability
  adjustment, net of tax                 -                 -                -              28                  -

Net income                               -                 -                -               -             19,081
                                 -------------------------------------------------------------------------------

Balance - December 31,
  1996                              12,400               124           29,716            (697)             5,632

Sale of common stock                 3,075                31           45,926               -                  -

Common stock grants                      2                 -               36               -                  -

Minimum pension liability
  adjustment, net of tax                 -                 -                -             201                  -

Net income                               -                 -                -               -             23,002
                                 -------------------------------------------------------------------------------

Balance - December 31,
  1997                              15,477       $       155    $      75,678     $      (496)     $      28,634
                                 ===============================================================================


SEE ACCOMPANYING NOTES.

                           Special Metals Corporation
                            Statements of Cash Flows
                                 (In thousands)

                                                                Year ended December 31
                                                           1995         1996          1997
                                                       ---------------------------------------
Operating Activities
Net income                                             $     7,205  $     19,081  $     23,002
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                             6,281         4,440         3,612
   Provision for doubtful accounts                              25            20            48
   Loss on sale of fixed assets                                  5             1             2
   Provision for deferred income taxes                           -        (4,071)          584
   Incentive stock compensation                                  -             -            36
   Change in assets and liabilities:
     Accounts receivable                                    (8,552)       (1,779)       (1,631)
     Inventories                                            (9,955)       (3,683)       (7,841)
     Prepaid expenses                                            9          (122)          166
     Income taxes                                              355          (262)          306
     Accounts payable                                        7,797        (1,972)        2,832
     Accrued payroll and employee benefits                   1,433          (276)         (659)
     Accrued other liabilities                               2,203        (1,035)          551
     Other long-term liabilities                                52           594         1,075
                                                       ---------------------------------------
Net cash provided by operating activities                    6,858        10,936        22,083

Investing Activities
Capital expenditures                                        (1,963)       (2,805)       (9,935)
Net change in restricted deposits                                -             -        (1,161)
Proceeds from sale of fixed assets                               3             -             8
                                                       ---------------------------------------
Net cash used in investing activities                       (1,960)       (2,805)      (11,088)

Financing Activities
Proceeds from sale of common stock                               -             -        45,957
Proceeds from refinanced revolving credit facility               -        29,000             -
Proceeds from refinanced term loans                              -        20,000             -
Borrowings under revolving credit facilities                 5,500         8,300             -
Repayment of revolving credit facilities                    (5,200)      (39,100)      (26,000)
Repayment of subordinated notes payable to affiliates            -        (7,000)       (1,500)
Repayment of term loans                                     (4,000)      (18,000)      (20,000)
Financing and other deferred costs                            (274)         (321)         (232)
Payments on capital lease obligations                         (240)         (287)         (319)
                                                       ---------------------------------------
Net cash used in financing activities                       (4,214)       (7,408)       (2,094)
                                                       ---------------------------------------
Net increase in cash                                           684           723         8,901
Cash and cash equivalents at beginning of year               1,929         2,613         3,336
                                                       ---------------------------------------
Cash and cash equivalents at end of year               $     2,613  $      3,336  $     12,237
                                                       =======================================


SEE ACCOMPANYING NOTES.

                           Special Metals Corporation
                          Notes to Financial Statements
                        December 31, 1995, 1996 and 1997


1.     Accounting Policies

Description of Business

Special Metals Corporation (the Company) is a manufacturer of superalloys. The Company sells its products world-wide, with a substantial portion being sold to customers in the aerospace industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses.

Revenue Recognition

The Company recognizes revenue at the time of shipment to the customer. The Company periodically enters into long-term sales contracts, the terms of which may include firm prices. The Company recognizes revenues on those sales contracts as the related product is shipped. Depending upon market conditions at the time the contracts are entered into and upon anticipated changes in raw material costs, these sales contracts could result in losses. The Company regularly monitors these contracts and provides for any losses at the time the loss is known.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the FIFO (first-in, first-out) method of accounting.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, principally 20 - 40 years for buildings and improvements, 12 years for machinery and equipment, 3 years for data processing equipment, and 10 years for furniture and fixtures. The cost of property, plant and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments, using interest rates appropriate at the inception of the lease, or the fair value of the leased property, plant and equipment at the inception of the lease. Depreciation expense includes the amortization of property, plant and equipment recorded under capital leases.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)

1.     Accounting Policies (continued)

Excess of Purchase Price Over Net Assets Acquired

The excess of purchase price over net assets acquired is being amortized on the straight-line method over 40 years. The Company periodically reviews this asset to assess recoverability. Impairments would be recognized in operating results if a permanent reduction in value were to occur.

Impairment of Long-Lived Assets

The Company reviews asset carrying amounts whenever events or circumstances indicate that such carrying amounts may not be recoverable. When considered impaired, the carrying amount of the asset is reduced, by a charge to income, to its current fair value.

Taxes on Income

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a change in tax rates is recognized in the period that includes the enactment date.

General business credits, including investment tax credits and research and development credits, are accounted for using the flow-through method.

Environmental Liabilities

Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that are not allocable to current or future earnings are expensed. Liabilities for environmental costs are recognized when environmental assessments or clean-ups are probable and the associated costs can be reasonably estimated.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)

1.     Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock options granted under its stock-based compensation plan in accordance with the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Research and Development Costs

Product research and development costs are charged to expense as incurred. Research and development expense for the years ended December 31, 1995, 1996 and 1997 was $1,313,000, $1,649,000, and $1,906,000, respectively.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. SFAS 128 did not impact previously reported earnings per share.

Forward Purchase Contracts

As part of its risk management strategy, the Company purchases forward contracts to manage its exposure to changes in nickel prices. The nickel forward contracts obligate the Company to make or receive payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are short-term in nature to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)

1.     Accounting Policies (continued)

Forward Purchase Contracts (continued)

Forward contracts are marked to market with unrealized gains and losses deferred and recognized in earnings when realized as an adjustment to cost of goods sold (the deferral accounting method). Unrealized changes in fair value of contracts not effective as hedges are recognized in income. Historically, the Company has not closed any contracts prior to the execution of the underlying sale transaction, nor have any of the underlying sales transactions failed to occur.

Restricted Deposits

The Company is required to maintain on deposit with a broker a margin account to cover unrealized losses on its forward purchase contracts in excess of $750,000. Such amounts have been recorded on the Company's balance sheet as restricted deposits.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2.     Inventories

Inventories consist of the following:

                                                   December 31
                                               1996           1997
                                           ---------------------------
                                                  (In thousands)

Raw materials and supplies                 $    11,388     $    13,007
Work-in-process                                 31,351          37,573
                                           ---------------------------
                                           $    42,739     $    50,580
                                           ===========================

                           Special Metals Corporation

3.     Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                   December 31
                                               1996          1997
                                           -------------------------
                                                 (In thousands)

Land                                       $     1,272   $     1,272
Buildings and improvements                      18,420        19,509
Machinery and equipment                         49,312        51,381
Furniture and fixtures                             356           431
Construction-in-progress                         1,011         7,649
                                           -------------------------
                                                70,371        80,242
Less accumulated depreciation                   37,140        40,515
                                           -------------------------
                                           $    33,231   $    39,727
                                           =========================

Depreciation expense for the years ended December 31, 1995, 1996 and 1997 was $4,397,000. $3,180,000, and $3,429,000, respectively.


4.     Other Assets

Other long-term assets consist of the following:

                                                   December 31
                                               1996          1997
                                           ------------------------
                                                 (In thousands)

Excess of purchase price over net
assets acquired                            $    3,912     $   3,912
Deferred financing costs                          271           339
Technology agreement                               50           214
Agreement not to compete                           64            64
Deferred lease costs                               76            76
                                           ------------------------
                                                4,373         4,605
Less accumulated amortization                   1,020         1,203
                                           ------------------------
                                                3,353         3,402
Intangible pension asset                           27           165
Other                                              57            57
                                           ------------------------
                                           $    3,437     $   3,624
                                           ========================

                           Special Metals Corporation
                    Notes to Financial Statements (continued)

5.     Long-Term Debt

During 1997, the Company repaid all amounts owing under its Credit Agreement with proceeds from the Company's initial public offering in the first quarter of 1997.

During 1997, the Company amended its Credit Agreement. Under the Credit Agreement, as amended, the Company may borrow, repay, and re-borrow from time to time, the lesser of (a) $56,000,000, declining $4,000,000 per year through 2001, at which time all remaining amounts outstanding are due, or (b) the Company's borrowing base. The Credit Agreement defines the Company's borrowing base as the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Company's ability to borrow under the Credit Agreement is subject to the satisfaction of various conditions, including compliance with certain financial covenants. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. All advances under the Credit Agreement bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .25%, (ii) the Eurodollar rate, which is the New York interbank offered rate, plus 1.25% or
(iii) the London interbank offered rate (LIBOR) plus 1.25%. An annual commitment fee of .20% on the unused available revolving credit facility commitment is due monthly.

The Company's obligations under the Credit Agreement are secured by the Company's receivables, inventory and general intangibles. The Credit Agreement also contains covenants, including restrictions on the ability of the Company to make certain restricted payments, incur additional indebtedness, make certain investments, create liens, guarantee indebtedness and enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its consolidated net worth, its consolidated leverage ratio and the ratio of its senior debt to consolidate earnings before interest, taxes, depreciation and amortization (EBITDA). The Company may prepay amounts owing under the Credit Agreement at its option at any time.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


6.     Capital Lease Obligations

The Company has entered into non cancelable leases for certain equipment. The leases expire in 1998 through 2000 and contain bargain purchase options. The property held under capital leases is included in the balance sheet as follows:

                                                  December 31
                                               1996         1997
                                           -----------------------
                                                 (In thousands)

Equipment                                  $   1,863     $   1,863
Less: accumulated amortization                   745           930
                                           -----------------------

                                           $   1,118     $     933
                                           =======================

Future minimum lease payments for equipment under capital leases at December 31, 1997 are as follows (in thousands):

     1998                                  $     348
     1999                                        191
     2000                                          4
                                           ---------
                                                 543
     Less: amount representing interest           53
     Present value of net minimum lease
     payments (including long-term
     obligations of $174)                  $     490
                                           =========


7.     Operating Leases

The Company leases certain equipment under operating leases which contain renewal options and escalation clauses in some cases. Rental expense under these leases amounted to approximately $500,000, $460,000 and $460,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The following amounts represent future minimum payments under operating leases with initial or remaining noncancelable terms extending beyond one year (in thousands):

     1998                                  $     508
     1999                                        424
     2000                                        406
     2001                                         73
     2002                                          5

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


8.     Retirement Plans

The Company has several noncontributory defined benefit pension plans covering substantially all employees of the Company. Benefits for salaried employees and certain hourly employees are based on earnings and years of benefit service. Benefits for remaining hourly employees are based on years of service multiplied by pre-established benefit rates. The Company's funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Unrecognized differences between actual experience and that assumed and prior service costs are amortized on a straight-line basis over a period approximating the average remaining service period for active employees.

Assets of the plans are commingled in a Master Trust which invests in a variety of investment vehicles, principally debt and equity securities.


Net pension cost included the following:


                                                                         Year ended December 31
                                                              1995               1996               1997
                                                       -----------------------------------------------------
                                                                             (In thousands)
Service cost - benefits earned
   during the period                                   $          724     $         1,193     $        1,459
Interest cost on projected benefit obligation                   2,416               2,406              2,577
Actual return on plan assets                                   (4,636)             (3,724)            (8,837)
Net amortization and deferral                                   2,997               1,230              5,907
                                                       -----------------------------------------------------
Net periodic pension cost                              $        1,501     $         1,105     $        1,106
                                                       =====================================================


                           Special Metals Corporation
                    Notes to Financial Statements (continued)


8.     Retirement Plans (continued)

The following table sets forth the Plans' funded status at December 31, 1996 and 1997:


                                                     1996                     1997
                                               ---------------  --------------------------------------------------
                                                                    Plans with       Plans with
                                                                    Assets in        Accumulated
                                                                     Excess of        Benefits
                                                                   Accumulated      in excess of
                                                                     Benefits          Assets           Total
                                                                --------------------------------------------------
                                                                         (In thousands)
Actuarial present value:
  Vested benefit obligation                    $       33,149  $         18,332  $        20,235  $         38,567
                                               ===================================================================

  Accumulated benefit obligation               $       34,312  $         19,584  $        20,377  $         39,961
                                               ===================================================================

Projected benefit obligation                   $       35,203  $         20,797  $        20,377  $         41,174
Plan assets at fair value                              30,910            20,604           18,871            39,475
                                               -------------------------------------------------------------------
Projected benefit obligation in excess
  of plan assets                                       (4,293)             (193)          (1,506)           (1,699)
Unrecognized net loss (gain)                            2,743              (589)           1,358               769
Prior service credit                                   (1,309)             (861)            (393)           (1,254)
Adjustment to recognize minimum pension
  liability                                            (1,189)                -             (965)             (965)
                                               -------------------------------------------------------------------
Pension liability recorded in financial
  statements                                   $       (4,048) $         (1,643) $        (1,506) $         (3,149)
                                               ====================================================================


The pension liability is recorded in the balance sheet as follows:

                                                  December 31
                                               1996         1997
                                           -----------------------
                                                 (In thousands)

Accrued payroll and employee benefits      $   1,002     $      76
Other long-term liabilities                    3,046         3,073
                                           -----------------------
                                           $   4,048     $   3,149
                                           =======================

The projected benefit obligation is based on a weighted-average assumed discount rate of 7.5% at December 31, 1997 and 1996, and an assumed rate of compensation increase of 5% at December 31, 1997 and 1996. The weighted-average expected long-term rate of return on plan assets used to determine the expected return on plan assets in net periodic pension cost was 9% for all periods presented.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


8.     Retirement Plans (continued)

The Company also sponsors a defined contribution plan covering all salaried employees. Participants may elect to contribute basic contributions between 1% and 15% of base compensation. Basic contributions consist solely of elective deferrals which may be excluded from the participant's gross income for Federal tax purposes pursuant to Section 401(k) of the Internal Revenue Code of 1986 (the "Code"). A participant may also elect to contribute additional after-tax contributions of up to 10% for each plan year up to the annual limit on elective deferrals under the Code. The Company may, at the sole discretion of its Board of Directors, contribute, as a matching contribution, an amount not to exceed 50% of the participants' basic contributions up to a maximum of 4%. In addition, the Company may, at its sole discretion, make discretionary contributions which are allocated to participants in accordance with the Plan provisions. The Company recorded a charge for such contributions of approximately $200,000, $220,000, and $290,000 in 1995, 1996 and 1997, respectively.

The Company also sponsors a defined contribution plan covering all employees covered by the collective bargaining agreement between the Company and I.A.M.--Local Lodge #2310. Participants may elect to contribute basic contributions between 1% and 15% of compensation. Basic contributions consist solely of elective deferrals which may be excluded from the participant's gross income for Federal tax purposes pursuant to Section 401(k) of the Code. A participant may also elect to contribute additional after-tax contributions of up to 10%. The Company may, at its sole discretion, make discretionary contributions which are allocated to participants in accordance with the Plan provisions. There were no Company contributions made to the plan in 1995, 1996, or 1997.


9.     Postretirement Healthcare and Life Insurance Benefits

The Company provides certain healthcare and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. Employees at certain of the Company's facilities are not eligible for postretirement healthcare and life insurance benefits. For certain hourly employees retiring after August 1, 1989, healthcare coverage ceases after the retiree reaches age 65. Health and life insurance benefits are provided through insurance contracts. The health insurance plans are contributory and contain other cost-sharing features such as deductibles, coinsurance, and lifetime maximums. Life insurance benefits are generally a factor of final compensation for salaried employees and are pre-defined for eligible hourly employees. The Company's current policy is to fund these benefits on a pay-as-you-go basis.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


9.     Postretirement Healthcare and Life Insurance Benefits (continued)

The amounts recognized in the Company's balance sheets, in other long-term liabilities, were as follows:


                                                                    Health            Life
                                                                     Care           Insurance         Total
                                                                                 (In thousands)
                                                              --------------------------------------------------
December 31, 1997:

Accumulated postretirement benefits obligation:
   Retirees                                                   $         1,199   $         1,174  $         2,373
   Fully eligible active participants                                     322               421              743
   Other active participants                                            1,682               708            2,390
                                                              --------------------------------------------------
Total accumulated postretirement benefits obligation                    3,203             2,303            5,506
Unrecognized transition obligation                                      2,293             1,050            3,343
Unrecognized prior service cost                                             -               133              133
Unrecognized net (gain) loss                                             (613)              172             (441)
                                                              --------------------------------------------------
Accrued postretirement obligation                             $         1,523   $           948  $         2,471
                                                              ==================================================


December 31, 1996:

Accumulated postretirement benefits obligation:
   Retirees                                                   $         1,783   $         1,014  $         2,797
   Fully eligible active participants                                     199               343              542
   Other active participants                                            1,603               552            2,155
                                                              --------------------------------------------------
Total accumulated postretirement benefits obligation                    3,585             1,909            5,494
Unrecognized transition obligation                                      2,446             1,121            3,567
Unrecognized prior service cost                                             -               139              139
Unrecognized net gain                                                     (98)              (18)            (116)
                                                              --------------------------------------------------
Accrued postretirement obligation                             $         1,237   $           667  $         1,904
                                                              ==================================================

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


9.     Postretirement Healthcare and Life Insurance Benefits (continued)

Net periodic postretirement benefit costs included the following:


                                                                    Health            Life
                                                                     Care           Insurance         Total
                                                              --------------------------------------------------
                                                                                 (In thousands)

1997:
Service cost - benefits earned during the period              $            44   $            21  $            65
Interest cost                                                             217               148              365
Amortization                                                              126                92              218
                                                              --------------------------------------------------
Net periodic postretirement benefit cost                      $           387   $           261  $           648
                                                              ==================================================

1996:
Service cost - benefits earned during the period              $            47   $            20  $            67
Interest cost                                                             251               136              387
Amortization                                                              205                86              291
                                                              --------------------------------------------------
Net periodic postretirement benefit cost                      $           503   $           242  $           745
                                                              ==================================================

1995:
Service cost - benefits earned during the period              $            52   $            14  $            66
Interest cost                                                             264               121              385
Amortization                                                              151                58              209
                                                              --------------------------------------------------
Net periodic postretirement benefit cost                      $           467   $           193  $           660
                                                              ==================================================


For measuring the postretirement benefit obligation, a 9.5% annual rate of increase in the net medical claims cost was assumed. The rate was assumed to decrease gradually to 5.5% in 2005 and remain at that level thereafter. Retiree contributions were assumed to increase at the same rates as the annual rate of increase in the net medical claims cost. In addition, it was assumed that the retirees would continue to pay for all Medicare Part B premiums. Increasing the annual rate of increase in the net medical claims cost by one percentage point in each year would increase the accumulated postretirement benefit obligation by $154,000 and would increase the service cost and interest cost components of net periodic postretirement benefit cost by $4,000 and $11,000, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 7% and 7.5% in 1997 and 1996, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation at December 31, 1997 by approximately $380,000.

The unrecognized transition obligation is being amortized on a straight-line basis over 20 years. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


10.    Related Party Transactions

The Company previously received advances from two of its shareholders. There were no amounts outstanding at December 31, 1997 ($1,500,000 outstanding at December 31, 1996). This debt was repaid in January 1997.

The Company and an affiliate share common insurance coverage for aircraft and space liabilities, contingent liabilities and excess liabilities greater than $10 million but less than $50 million. The Company is charged a pro rata premium based on the net sales of the covered parties. The Company was charged $165,000, $212,000 and $200,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

During 1997, The Company and one of its shareholders entered into a Managerial Assistance Agreement, whereby the shareholder provides the Company with information and advice regarding the management of its existing business and the expansion of the Company's business into new products and markets. Under the agreement, which is cancellable upon 30 days written notice, the Company is required to pay the shareholder a pre-established monthly fee and to reimburse the shareholder for expenses. The Company was charged $360,000 in connection with this agreement during 1997.


11.    Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory rates applicable to future years to the differences. The effect of a change in tax rates is recognized in the period that includes the enactment date.

Income tax expense (benefit) consists of the following:


                                                  Year ended December 31
                                             1995          1996         1997
                                         ---------------------------------------
Current:
  Federal                                $     250    $     3,793   $    11,665
  State                                        104            182         1,270
                                         ---------------------------------------
                                               354          3,975        12,935
Deferred                                         -         (4,071)          584
                                         ---------------------------------------
                                         $     354    $       (96)  $    13,519
                                         =======================================

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


11.    Income Taxes (continued)

Income tax expense (benefit) differs from the amount computed by applying the statutory income tax rate as follows:

                                                                         Year ended December 31
                                                              1995               1996               1997
                                                       -----------------------------------------------------
                                                                             (In thousands)
Income before income taxes at 34% in 1995,
   35% in 1996 and 1997                                $        2,570     $         6,645     $      12,782
Permanent income tax disallowances                                 23                  59                64
State taxes, net of federal benefit                                68                 118             1,321
Benefit of foreign sales corporation                                -                   -              (700)
Benefit of Federal net operating loss
   carryforwards previously reserved                           (2,057)             (1,122)                -
Benefit of Federal AMT and other credit
   carryforwards previously reserved                             (250)             (1,997)                -
Elimination of valuation allowance                                  -              (3,735)                -
Other                                                               -                 (64)               52
                                                       -----------------------------------------------------
                                                       $          354     $           (96)    $      13,519
                                                       =====================================================



Deferred tax liabilities and assets are recorded in the Company's balance sheets as follows:

                                                        December 31
                                                 1996                  1997
                                        ----------------------------------------
                                                      (In thousands)
Deferred tax liabilities:
   Property, plant and equipment        $          (1,804)    $          (1,743)
   Other                                              (12)                  (64)
                                        ----------------------------------------
Gross deferred tax liabilities                     (1,816)               (1,807)

Deferred tax assets:
  AMT credit carryforward               $             310     $               -
  New York State investment tax credit
  carryforward                                        854                   365
  Accrued liabilities                               3,197                 3,087
  Employee retirement plans                         1,869                 1,896
Other                                                 324                   452
                                        ---------------------------------------
Gross deferred tax assets                           6,554                 5,800
                                        ---------------------------------------
Net deferred taxes                      $           4,738     $           3,993
                                        =======================================

The valuation allowance at December 31, 1994 and 1995 was $11,333,000 and $8,041,000, respectively.

                           Special Metals Corporation

12.    Other Long-Term Liabilities

Other long-term liabilities consist of the following:

                                                        December 31
                                                 1996                  1997
                                        ----------------------------------------
                                                       (In thousands)

Pension obligation                      $           3,046     $           3,073
Post retirement benefits obligation                 1,904                 2,471
Environmental reserves                              3,466                 3,966
Other                                                 158                   139
                                        ----------------------------------------
                                        $           8,574     $           9,649
                                        ========================================


13.    Fair Value of Financial Instruments

Forward Purchase Contracts

As part of its risk management strategy, the Company purchases forward contracts to manage its exposure to changes in nickel prices. The contracts mature principally in 1998. At December 31, 1997, the Company had open purchase contracts with a notional principal value of approximately $12,740,000. The fair value of the material covered by these contracts, based on the December 31, 1997 price quoted on the London Metal Exchange, was approximately $10,828,000. At December 31, 1997, substantially all of the forward contracts were designated and were effective as hedges for firm price sales agreements the Company had entered into. Unrealized gains and losses on these forward contracts have been deferred. Unrealized losses on forward contracts not designated or effective as hedges, totaling approximately $283,000, have been recognized in income currently.

Fair Value Disclosure

The carrying amounts reported in the Company's balance sheets for cash and cash equivalents approximate fair value. The carrying amounts reported in the Company's balance sheets for long-term debt, including current portion, and subordinated notes payable to affiliates approximate fair value, as the underlying long-term debt instrument is comprised of notes that are repriced on a short-term basis, and the subordinated notes carry a variable-rate interest which is adjusted on a short-term basis.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


14.    Business Segment Information

The Company considers its operations to be one industry segment, specialty metals. All significant operations are in the United States. Total export sales, by geographic area, were as follows:

                                         Year ended December 31
                                 1995             1996              1997
                          --------------------------------------------------
                                             (In thousands)

Europe                    $        37,105   $        35,528  $        51,688
Middle East                         7,083             5,188            4,374
Other                               2,442             4,121            1,762
                          --------------------------------------------------
                          $        46,630   $        44,837  $        57,824
                          ==================================================


15.    Statement of Cash Flow - Supplemental Disclosures

The Company's actual cash payments (receipts) for interest and income taxes were $4,090,000 and ($2,000), respectively, for the year ended December 31, 1995, $5,616,000 and $4,198,000, respectively, for the year ended December 31, 1996, and $750,000 and $12,570,000, respectively, for the year ended December 31, 1997.

Non-cash activities:

                                               Year ended December 31
                                         1995             1996         1997
                                    --------------------------------------------
                                                  (In thousands)

Intangible pension asset            $        (160)  $         (10) $        138
Accumulated pension adjustment                526             (28)         (201)
Deferred taxes                                 -               465         (161)
                                    --------------------------------------------
Net accrued pension liability       $         366   $          427 $       (224)
                                    ============================================


During 1996, the Company acquired $49,000 of fixed assets which were directly offset by capital lease liabilities.

                           Special Metals Corporation

16.    Commitments and Contingencies

Environmental

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws, and is currently involved in several actions regarding the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes generated over a number of years including the following.

The Company, with contribution from other parties, performed remedial actions at a site in Clayville, New York (the "Ludlow Landfill"). Except for adjoining property known as the "North Gravel Pit," the New York State Department of Environmental Conservation ("DEC") has advised the Company that all work performed to date is acceptable. Notwithstanding the fact that the remediation work has been completed the DEC may seek a post-excavation claim for biota monitoring, which is an environmental assessment procedure. This claim is not anticipated to be material. The Company is also responsible for operation and maintenance costs for a period of 30 years, which began in 1997. The costs for this are estimated to be approximately $150,000 per year in years one and two, and approximately $90,000 in the remaining years. The total estimated costs of approximately $2.8 million have been discounted at an annual rate of 4% in the accompanying financial statements. The Company may also be required to perform contingent post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has also been discovered at the North Gravel Pit site. A study was completed in 1997 to determine the extent of the contamination and to select an appropriate remedial alternative. Based on this study, the Company has developed a remediation plan for the site which the Company plans to submit to the DEC for approval in the first quarter of 1998. The Company anticipates that it will be responsible for operation and maintenance costs for an extended period following the remediation. Based upon information available, the Company estimates the total cost of remediation to be $1.7 million. The Company has reserved a total of approximately $3.2 million with respect to the Ludlow Landfill and North Gravel Pit.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


16.    Commitments and Contingencies (continued)

Environmental (continued)

The Company is also involved in a site in Utica, New York which is alleged to be contaminated. In the mid 1980s, the owner/s/operators of Universal Waste in Utica, New York (the "Universal Waste Site") were cited by the DEC in a formal enforcement proceeding for cleanup of the site which was allegedly contaminated. The owner of the Universal Waste Site requested by motion that the Company be named as an indispensable party to that proceeding. The DEC, however, took the position that the Company should not be named as an indispensable party. The Company believes that at least four other potentially responsible parties have been identified with respect to the contamination at the site. A consent order has been executed obligating the site operator to conduct a preliminary site assessment on a portion of the property. The preliminary site assessment is underway. The DEC is also conducting a separate preliminary site assessment. The Company is presently not involved in investigating the alleged contamination. Based upon the limited information available to its environmental engineers, the Company has established a reserve of $575,000. However, because of the preliminary nature of the investigation, it is not possible, at this time, to provide a reasonable estimate as to the ultimate cost of any investigative or remedial work which will be required, or the Company's share, if any, of such costs.

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

                           Special Metals Corporation
                    Notes to Financial Statements (continued)

17.    Major Customers

For the year ended December 31, 1995, sales made to the Company's three largest customers represented approximately 17%, 11% and 10%, respectively, of the Company's total sales. For the year ended December 31, 1996, sales made to the Company's three largest customers represented approximately 18%, 13% and 11%, respectively, of the Company's total sales. For the year ended December 31, 1997, sales made to the Company's three largest customers represented approximately 21%, 11%, and 10%, respectively, of the Company's total sales. No other customers, in any year, represented over 10% of the Company's total sales.

At December 31, 1996, accounts receivable from three customers represented approximately 45% of total accounts receivable. At December 31, 1997, accounts receivable from three customers represented approximately 37% of total accounts receivable. No other customers accounted for over 10% of the Company's total accounts receivable at December 31, 1996 and 1997.


18.    Equity Appreciation Rights Plan

The Company has an Equity Appreciation Rights Plan ("Rights Plan") which provides for the grant of rights to receive cash payments based on the appreciation of the book value of the Company, as defined ("Rights"). Rights may generally be exercised from the fifth anniversary of the date of grant through the tenth anniversary of the date of grant, or earlier in the event of a change in control, termination without cause, retirement, death or disability. Rights are forfeited in the event the holder is terminated by the Company for cause, as defined. Each Right is based on the total book value of the Company at the date of grant, divided by 10,000,000 and appreciation is calculated using aggregate after tax profits after the date of grant. At December 31, 1996 and 1997, 50,000 Rights were outstanding, of which 20,000 and 30,000, respectively, were currently exercisable. As of December 31, 1997, the Company had accrued $150,000 for amounts earned under the Rights Plan.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


19.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                             1995              1996             1997
                                                       ---------------------------------------------------
                                                             (In thousands, except per share amounts)

Numerator:
   Net income                                          $          7,205  $         19,081  $        23,002

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding                         12,400            12,400           15,004

   Effect of dilutive securities:
     Employee stock options                                           -                 -               12
                                                       ---------------------------------------------------

   Denominator for diluted earnings per
     share - adjusted weighted-average shares                    12,400            12,400           15,016
                                                       ===================================================

Basic earnings per share                               $           0.58  $           1.54  $          1.53
                                                       ===================================================

Diluted earnings per share                             $           0.58  $           1.54  $          1.53
                                                       ===================================================


20.    Capital Stock

Effective February 26, 1997, the Company sold 3,075,000 shares of its common stock at $16.50 per share in an initial public offering. Proceeds from the offering, net of commissions and other related expenses totaling approximately $4.8 million, were approximately $46.0 million. The proceeds were used primarily to reduce the Company's outstanding indebtedness.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


21.    Stock Options and Restricted Stock

During the quarter ended March 31, 1997, the Company adopted the Special Metals Corporation 1997 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). In connection with the Stock Incentive Plan, 800,000 shares of the Company's common stock were reserved for the grant of stock options, stock appreciation rights, restricted stock, performance awards, and other stock-based awards to certain key employees and certain directors. During 1997, the Company granted 295,500 options at an excercise price of $16.50 per share which was the market value on the grant date. The options become exercisable at a rate of 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant, and 25% on the fourth anniversary of the date of grant. The options expire 10 years from the date of grant. At December 31, 1997, all options granted were outstanding. No awards shall be granted under the Stock Incentive Plan after December 31, 2007.

The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method of accounting as prescribed by APB 25. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date, no compensation cost is recognized. SFAS 123 requires companies that do not adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The fair value of each option on the date of grant was $7.62, which was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 6%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .364, and a weighted-average expected life of the option of 6 years. If the fair value based method accounting provisions of SFAS 123 had been adopted at the beginning of 1997, net income and earnings per share (both basic and diluted) would have been $22,697,000 and $1.51, respectively. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

On July 24, 1997, the Company awarded 2,000 shares of restricted stock to two executive officers under the Stock Incentive Plan at a purchase price of $0 per share. The weighted-average grant-date fair value of those shares granted was $18.00 per share.

                           Special Metals Corporation
                    Notes to Financial Statements (continued)


22.      Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                                                         Fiscal Quarter
                                                  First            Second             Third            Fourth
                                            ------------------------------------------------------------------
                                                            (In thousands, except per share amounts)

Year ended December 31, 1997:
Net Sales                                   $       47,424    $      46,780     $      44,168    $      47,700
Gross Profit                                        11,395           11,071            10,559           11,017
Net Income                                           5,597            6,084             5,625            5,696
Earnings per common share,
  basic and assuming dilution                         0.41             0.39              0.36             0.37


Year ended December 31, 1996:

Net Sales                                   $       39,639    $      43,727     $      37,174    $      41,760
Gross Profit                                         6,211            7,907             6,689            7,665
Net Income                                           2,923            4,009             8,957            3,192
Earnings per common share,
  basic and assuming dilution                         0.24             0.32              0.72             0.26


Schedule II - Valuation and Qualifying Accounts
Dollars in Thousands


                                                                        Additions
                                                              -----------------------------
                                                Balance at                      Charged to
                                               Beginning of     Charged to        Other                         Balance at
Description                                       Period         Expense         Accounts       Deductions    End of Period
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts          $        120    $         48    $            - $              - $          168
     Allowance for obsolescence                      1,110             261                 -            74(b)          1,297
                                              ------------------------------------------------------------------------------
   Total                                      $      1,230    $        309    $            - $          74    $        1,465
                                              ==============================================================================

Year ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts          $        100    $         69    $            - $          49(a) $          120
     Allowance for obsolescence                        969             350                 -           209(b)          1,110
                                              ------------------------------------------------------------------------------
   Total                                      $     1,069     $       419     $            - $         258    $        1,230
                                              ==============================================================================

Year ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful accounts          $        75     $         41    $            - $         16(a)  $          100
     Allowance for obsolescence                     1,377              143                 -          551(b)             969
                                              ------------------------------------------------------------------------------
   Total                                      $     1,452     $        184    $            - $        567     $        1,069
                                              ==============================================================================


(a)  Uncollectible accounts written off, net of recoveries
(b) Obsolete inventory disposals, physical inventory adjustments, and adjustments for material reclaimed or ultimately sold.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10 - Directors and Executive Officers of the Registrant

         The information regarding Directors and Executive Officers of the Company will be included in the Company's definitive Proxy Statement to be filed with the Commission prior to April 30, 1998.


Item 11 - Executive Compensation

         The information regarding Executive Compensation will be included in the Company's definitive Proxy Statement to be filed with the Commission prior to April 30, 1998.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

         The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in the Company's definitive Proxy Statement to be filed with the Commission prior to April 30, 1998.


Item 13 - Certain Relationships and Related Transactions

         The information regarding Certain Relationships and Related Transactions will be included in the Company's definitive Proxy Statement to be filed with the Commission prior to April 30, 1998.

                                     PART IV


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                        Page in
                                                                       Form 10-K
                                                                       ---------
(a)  The following documents are filed as part of this report:

(1)  Audited financial statements of the Company as of December
     31, 1996 and 1997, and for the three years in the period
     ended December 31, 1997                                              20

(2)  Financial statement schedule

     II - Valuation and Qualifying Accounts                               49

     All other schedules have been omitted as the required information is not applicable or the information is presented in the financial statements or the notes thereto.

(3)  Exhibits


Exhibit No.                                Description
--------------------------------------------------------------------------------
3.1 *         Amended and Restated Certificate of Incorporation of the Company
3.2 *         Amended and Restated By-Laws of the Company
4.1 *         Credit Agreement, dated as of October 18, 1996, among the Company,
               Credit Lyonnais New York Branch ("Credit Lyonnais") and the institutions from time to time party thereto
4.2 **        First Amendment to Credit Agreement dated as of April 15, 1997 by and among the Company, Credit Lyonnais New York Branch ("Credit Lyonnais") and the financial institutions party thereto
4.3 ****      Second Amendment to Credit Agreement dated as of October 7, 1997 by and among the Company, Credit Lyonnais New York Branch ("Credit Lyonnais") and the financial institutions party thereto
10.1 *        Form of Registration Rights Agreement among the Company, SIMA, LWH and AMI
10.2 *        Amended and Restated Stockholders Agreement among the Company,
               SIMA, LWH and AMI
10.3 *        Technical Exchange Agreement between the Company and SIMA
10.4 *        Managerial Assistance Agreement between the Company and SIMA
10.5 *        Subordination Agreement, dated as of October 18, 1996, among the
               Company, SIMA and Credit Lyonnais
10.6 *        Lease Agreement, dated as of February 1, 1994 between the Oneida
               County Development Agency and the Company
10.7 ***      Lease Extension and Modification Agreement, dated as of February
               28, 1997, by and between the Oneida County Industrial Development Agency and the Company
10.8 ***      Amended and Restated Payment in Lieu of Taxes Agreement, dated
               February 28, 1997, by and between the Oneida County Industrial Development Agency and the Company

Exhibit No.                                Description
--------------------------------------------------------------------------------

10.9          First Amendment to Amended and Restated Payment in Lieu of Taxes
               Agreement, dated January 22, 1998, by and between the Oneida County Industrial Development Agency and the Company
10.10 *       Lease, dated as of November 1, 1990 between the County of
               Chautauqua Industrial Development Agency and the Company
10.11 *       Payment in Lieu of Taxes Agreement, dated as of November 1, 1990 between the Company and the County of Chautauqua Industrial Development Agency
10.12 *       Amended and Restated Lease Agreement, dated as of September 1,
               1990 between the City of Princeton, Kentucky and the Company
10.13 *       Special Metals Corporation Equity Appreciation Rights Plan
10.14 *       Special Metals Corporation Supplemental Retirement Income Plan
10.15 *       Special Metals Corporation 1997 Long-Term Stock Incentive Plan,
               together with Form of Stock Option Award Agreement
10.16 *       Amended and Restated Employment Agreement, dated December 30,
               1994, between the Company and Donald R. Muzyka
10.17 *       Amended and Restated Employment Agreement, dated December 30,
               1994, between the Company and Robert F. Dropkin
10.18 *       Employment Agreement, dated January 4, 1988, between the Company and Gernant E. Maurer, as amended
10.19 *       Employment Agreement, dated December 30, 1994, between the Company and Donald C. Darling
10.20 *       Severance Agreement, dated December 30, 1994, between the Company and J. D. Page
10.21 *       Severance Agreement, dated December 30, 1994, between the Company and T. E. MacDonald
21.1          Subsidiaries of the Company
23.1          Consent of Ernst & Young LLP
27.1          Financial Data Schedule

--------------------------
* Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-18499)
** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     All exhibits required by Item 601 of Regulation S-K are included in Item 14(a)(3).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 1998.


                                            By: /s/ Donald R. Muzyka
                                                ------------------------
                                                Donald R. Muzyka, President and
                                                 Chief Executive Officer

         BE IT KNOWN TO ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald C. Darling and Donald R. Muzyka such person's true and lawful attorney-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such persons might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert D. Halverstadt
-------------------------
Robert D. Halverstadt            Chairman of the Board            March 10, 1998


/s/ Donald R. Muzyka
--------------------
Donald R. Muzyka         President, Chief Executive Officer and   March 10, 1998
                         Director (Principal Executive Officer)


/s/ Donald C. Darling
---------------------
Donald C. Darling         Chief Financial Officer and Director    March 10, 1998
                       (Principal Financial and Accounting Officer)


/s/ Robert F. Dropkin
---------------------
Robert F. Dropkin                      Director                   March 10, 1998

/s/ Edouard Duval
-----------------
Edouard Duval                          Director                   March 10, 1998

/s/ Antoine G. Treuille
-----------------------
Antoine G. Treuille                    Director                   March 10, 1998

/s/ Raymond F. Decker
---------------------
Raymond F. Decker                      Director                   March 10, 1998