Form 10-Q
period 1998-03-31
SPECIAL METALS CORP
filed 1998-05-14
CIK 1028965

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file No. 000-22029
                    ---------

                           Special Metals Corporation
             (Exact name of registrant as specified in its charter)


          Delaware                                               25-1445468
-------------------------------                              -------------------
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


                                 Not Applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of May 1, 1998, there were 15,479,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

Part I.    Financial Information                                                        Page

Item 1.    Condensed Financial Statements (unaudited)

           Condensed Balance Sheets as of March 31, 1998 and December 31, 1997            2

           Condensed Statements of Operations and Retained Earnings
           for the three months ended March 31, 1997 and 1998                             3

           Condensed Statements of Cash Flows for the three months ended
           March 31, 1997 and 1998                                                        4

           Notes to Condensed Financial Statements                                        5

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                         8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    13

Part II.   Other Information

Item 1.    Legal Proceedings                                                             13

Item 2.    Changes in Securities and Use of Proceeds                                     13

Item 3.    Defaults Upon Senior Securities                                               13

Item 4.    Submission of Matters to a Vote of Security Holders                           13

Item 5.    Other Information                                                             13

Item 6.    Exhibits and Reports on Form 8-K                                              14

Signatures                                                                               15

Part I.  Financial Information

Item 1.  Financial Statements

                           SPECIAL METALS CORPORATION
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                 December 31,         March 31,
                                                        1997              1998
                                                 -----------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                      $   12,237        $   11,252
   Restricted deposits                                 1,161             1,360
   Accounts receivable, less allowance for
     doubtful accounts of $168 for 1997 and 1998      30,212            35,733
   Inventories                                        50,580            55,999
   Prepaid expenses                                      216               799
   Deferred income taxes                               2,375             2,375
                                                  ----------        ----------
Total current assets                                  96,781           107,518
Property, plant and equipment                         39,727            42,336
Deferred income taxes                                  1,618             1,420
Other assets                                           3,624             3,720
                                                  ----------        ----------
Total assets                                      $  141,750        $  154,994
                                                  ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $   15,688        $   20,157
   Accrued liabilities                                11,459            10,689
   Income taxes payable                                  493             3,658
   Current obligation under capital leases               316               306
                                                  ----------        ----------
Total current liabilities                             27,956            34,810
Long-term obligation under capital leases                174               124
Other long-term liabilities                            9,649             9,720
                                                  ----------        ----------
Total liabilities                                     37,779            44,654
Commitments and contingencies
Shareholders' equity:
   Preferred stock                                         -                 -
   Common stock                                          155               155
   Paid-in surplus                                    75,678            75,712
   Pension adjustment                                   (496)             (496)
   Retained earnings                                  28,634            34,969
                                                  ----------        ----------
Total shareholders' equity                           103,971           110,340
                                                  ----------        ----------
Total liabilities and shareholders' equity        $  141,750        $  154,994
                                                  ==========        ==========

See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
              (Unaudited - In thousands, except per share amounts)



                                               Three months ended March 31,
                                                   1997                1998
                                              -----------------------------
Net sales                                     $  47,424           $  49,191
Cost of goods sold                               36,029              37,513
                                              -----------------------------
                                                 11,395              11,678

Selling, general and administrative expenses      1,613               1,820
                                              -----------------------------

Operating income                                  9,782               9,858

Interest expense                                    521                  33
Other income                                        (40)               (189)
                                              -----------------------------

Income before income taxes                        9,301              10,014

Income tax expense                                3,704               3,679
                                              -----------------------------

Net income                                        5,597               6,335

Retained earnings
   Beginning of period                            5,632              28,634
                                              -----------------------------

   End of period                              $  11,229           $  34,969
                                              =============================

Net income per share (Basic and Dilutive)     $    0.41           $    0.41
                                              =============================

Weighted average shares outstanding
(Basic and Dilutive)                             13,562              15,478
                                              =============================


See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)


                                                  Three months ended March 31,
                                                      1997              1998
                                                  --------------------------
Operating Activities:
   Net income                                     $  5,597          $  6,335
     Depreciation and amortization                   1,027               906
     Other adjustments and changes in
     assets and liabilities                           (381)           (4,355)
                                                  --------------------------
Net cash provided by operating activities            6,243             2,886

Investing Activities:
   Capital expenditures                             (1,621)           (3,462)
   Net change in restricted deposits                     -              (199)
                                                  --------------------------
Net cash used in investing activities               (1,621)           (3,661)


Financing Activities:
   Proceeds from sale of common stock               45,961                 -
   Borrowings under revolving credit
     facilities                                          -                 -
   Repayment of revolving credit facilities        (26,000)                -
   Proceeds from (repayment of) subordinated
     notes payable to affiliates                    (1,500)                -
   Repayments of term loans                        (20,000)                -
   Financing and other deferred costs                    -              (150)
   Payments on capital lease obligations               (74)              (60)
   Other                                               (11)                -
                                                  --------------------------
Net cash used in financing activities               (1,624)             (210)
                                                  --------------------------
Net increase (decrease) in cash and cash
   equivalents                                       2,998              (985)

Cash and cash equivalents at beginning of period     3,336            12,237
                                                  --------------------------
Cash and cash equivalents at end of period        $  6,334          $ 11,252
                                                  ==========================

See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                     December 31,          March 31,
                                        1997                  1998
                                     -------------------------------
Raw materials and supplies           $   13,007            $  14,756
Work-in-process                          37,573               41,243
                                     -------------------------------
                                     $   50,580            $  55,999
                                     ===============================


NOTE 3 - CONTINGENCIES

Environmental

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws, and is currently involved in several actions regarding the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes generated over a number of years including the following.

The Company, with contribution from other parties, performed remedial actions at a site in Clayville, New York (the "Ludlow Landfill"). Except for adjoining property known as the "North Gravel Pit," the New York State Department of Environmental Conservation ("DEC") has advised the Company that all work performed to date is acceptable. The Company is also responsible for operation and maintenance

                           SPECIAL METALS CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

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

                           SPECIAL METALS CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

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

OVERVIEW

The Company manufactures superalloys and special alloys, which are highly engineered metal alloys designed to withstand extreme heat, stress and corrosion. Special Metals operates three divisions. The Superalloy Billet and Bar Division manufactures a wide array of wrought superalloy and special alloy products in billet, bar and cast form, which are used primarily in jet engines. This division also produces "shape memory" alloys, such as Nitinol, which are primarily used in medical and dental applications. The Powder Division produces powder metallurgy-based superalloy products for military jet engines and the latest generation of large commercial jet engines. The Dental Division produces amalgamable dental alloys. For the three months ended March 31, 1998, the Superalloy Billet and Bar Division, the Powder Division and the Dental Division accounted for 88%, 8% and 4%, respectively, of the Company's net sales of $49.2 million.

NET SALES. Net sales include sales of the Company's superalloy and special alloy products and revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts, and indexed price contracts. A substantial majority of the Company's net sales during the three months ended March 31, 1998 were sold under conventional purchase orders, one-year supply contracts, and indexed price contracts.

Export sales represent a significant portion of the Company's business. During the three months ended March 31, 1998, sales to purchasers outside of the United States totaled 29% of the Company's net sales. Substantially all of the Company's export sales are conducted in U.S. dollars.

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

A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price that the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is fixed and is not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. Nickel forward contracts obligate the Company to make or receive payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designed as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the

Company's exposure to changes in nickel prices during that cycle.

At March 31, 1998, the Company had open purchase contracts with a notional principal value of approximately $8.7 million. The fair value of the material covered by these contracts based on the March 31, 1998 price quoted on the LME, was approximately $6.4 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments, totaling approximately $2.0 million, have been deferred. Unrealized losses on forward contracts not designated or effective as hedges, totaling approximately $.3 million, have been recognized in income currently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal services, and the office of the president.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.


                                                       Three months ended
                                                            March 31,
                                                       1997          1998
                                                      ------        ------
     Net sales                                        100.0%        100.0%
     Costs of goods sold                               76.0          76.3
                                                      ------        ------
       Gross profit                                    24.0          23.7
     Selling, general and administrative expenses       3.4           3.7
                                                      ------        ------
       Operating income                                20.6          20.0
     Interest expenses                                  1.1            .0
     Other income                                       (.1)          (.4)
                                                      ------        ------
       Income before income taxes                      19.6          20.4
     Income taxes expense                               7.8           7.5
                                                      ------        ------
       Net income                                      11.8          12.9
                                                      ======        ======


THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997.

NET SALES. Net sales increased $1.8 million, or 3.7% from $47.4 million in the three months ended March 31, 1997 to $49.2 million in the three months ended March 31, 1998. This increase was principally due to a shift in the Company's product mix toward higher value-added products and improved pricing, offset somewhat by a slight decrease in pounds shipped.

COST OF GOODS SOLD. Cost of goods sold increased $1.5 million, or 4.1% from $36.0 million in the three months ended March 31, 1997 to $ 37.5 million in the three months ended March 31, 1998, primarily as a result of increased sales and increased costs associated with implementing the new management information systems, offset, in part, by cost reduction programs. In addition, depreciation and amortization expense decreased from $1.0 million in three months ended March 31, 1997 to $.9 million in three months ended March 31, 1998. As a percentage of net sales, cost of goods sold increased from 76.0% in the three months ended March 31, 1997 to 76.3% in the three months ended March 31, 1998.

GROSS PROFIT. Gross profit increased $.3 million, or 2.5% from $11.4 million in the three months ended March 31, 1997 to $11.7 million in the three months ended March 31, 1998. This increase was due primarily to increased sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $.2 million, or 12.8% from $1.6 million in the three months ended March 31, 1997 to $1.8 million in the three months ended March 31, 1998. This increase was due to the increase in net sales and an increase in the Company's research and development activities. Selling, general and administrative expenses as a percentage of net sales increased from 3.4% in the three months ended March 31, 1997 to 3.7% in the three months ended March 31, 1998.

OPERATING INCOME. Operating income increased $.1 million, or .77% from $9.8 million in the three months ended March 31, 1997 to $9.9 million in the three months ended March 31, 1998. Operating income as a percentage of net sales decreased from 20.6% in the three months ended March 31, 1997 to 20.0% in the three months ended March 31, 1998.

INTEREST EXPENSE. Interest expense decreased $.5 million, or 93.7% from $.5 million in the three months ended March 31, 1997 to zero in the three months ended March 31, 1998. This decrease was due primarily to the repayment of debt outstanding with proceeds from the Company's initial public offering during the first quarter of 1997.

INCOME TAXES. Income tax expense was $3.7 million in the three months ended March 31, 1997 and three months ended March 31, 1998. The effective income tax rate decreased from 39.8% in three months ended March 31, 1997 to 36.7% in the three months ended March 31, 1998.

NET INCOME. Net income increased 13.2% from $5.6 million in the three months ended March 31, 1997 to $6.3 million in the three months ended March 31, 1998. Net income as a percentage of net sales increased from 11.8% in the three months ended March 31, 1997 to 12.9% in the three months ended March 31, 1998.

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

Net cash provided by operating activities was $6.2 million and $2.9 million for the three months ended March 31, 1997 and 1998, respectively. The difference in cash flows from operating activities is principally the result of increased working capital requirements attributable to increases in accounts receivable and inventory due to increased sales in 1998 partially offset by an increase in accounts payable.

Capital expenditures were $1.6 million and $3.5 million for the three months ended March 31, 1997 and 1998, respectively.

The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's Credit Agreement with Credit Lyonnais and other financial institutions from time to time party thereto (the "Credit Agreement"). Under the Credit Agreement, as amended, the Company may borrow, repay, and re-borrow from time to time, the lesser of (a) $56 million, declining $4 million per year from 1998 through 2001, at which time all remaining outstanding amounts are due, or (b) the Company's borrowing base. The Credit Agreement defines the Company's borrowing base as the sum of 85% of eligible accounts receivable and 60% of eligible inventory. As of March 31, 1998, the borrowing base was $58.6 million. The Company's ability to borrow under the Credit Agreement is subject to the satisfaction of various conditions, including compliance with certain financial covenants. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. All advances under the Credit Agreement bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .25%, (ii) the Eurodollar rate, which is the New York interbank offered rate, plus 1.25% or (iii) LIBOR plus 1.25%. A commitment fee of .20% per annum on the unused available working capital commitment is due monthly. At March 31, 1998, there were no amounts outstanding under the Credit Agreement.

The Company's obligations under the Credit Agreement are secured by the Company's receivables, inventory and general intangibles. The Credit Agreement also contains covenants restricting the ability of the Company to make certain restricted payments, create liens, guarantee indebtedness or enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its consolidated net worth, its consolidated leverage ratio and the ratio of its senior debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company may prepay amounts owing under the Credit Agreement at its option at any time.

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

The Company does not expect the future recurring operation costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement could result in expenditures in excess of amounts estimated to be required for such matters. See Footnote 3 to the Condensed Financial Statements in Part I. Item 1. "Condensed Financial Statements (unaudited)". See also Part II. Other information, Item 5(b), "Forward-Looking Statements."

The Company expects that its cash and cash equivalents on hand, cash flow from operations and borrowing capacity under the Credit Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months. See Part II. Other information, Item 5(b), "Forward-Looking Statements.

BACKLOG

As of March 31, 1998, the Company's backlog orders aggregated approximately $126.9 million, compared to approximately $141.7 million at March 31, 1997. The decrease in backlog orders is primarily due to changes in customer order patterns. The Company defines backlog as firm purchase orders, which are generally subject to cancellation by the customer.

Substantially all orders in the backlog at March 31, 1998 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

INFLATION

Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operation for the periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

(A)  PRESS RELEASE

The Company issued a press release dated April 16, 1998 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended March 31, 1998.

(B)  FORWARD-LOOKING STATEMENTS

Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which most of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

(C) RETIREMENT OF CHAIRMAN OF THE BOARD

During the quarter of 1998, Robert D. Halverstadt, Chairman of the Board, informed the Company that he will retire from that position later this year. Mr. Halverstadt will remain a Director of the Company. The Company plans to make a determination regarding his successor prior to such retirement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Amendment No. 1 to Stockholders Agreement dated as of March 1, 1998.

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION



Date:       May 11, 1998                   By: /s/ Donald R. Muzyka
                                           ------------------------
                                           Donald R. Muzyka
                                           President and Chief Executive Officer



Date:       May 11, 1998                   By: /s/ Donald C. Darling
                                           -------------------------
                                           Donald C. Darling
                                           Chief Financial Officer and Chief
                                           Accounting Officer