Form 10-Q
period 1998-06-30
SPECIAL METALS CORP
filed 1998-08-13
CIK 1028965

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________  to ___________

Commission file No. 000-22029

                           Special Metals Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               25-1445468
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           4317 Middlesettlement Road
                             New Hartford, NY 13413
                             ----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 798-2900
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of July 31, 1998, there were 15,479,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                            Page

Part I. Financial Information

Item 1. Condensed Financial Statements (unaudited)

        Condensed Balance Sheets as of June 30, 1998 and December 31, 1997    2

        Condensed Statements of Operations and Retained Earnings
        for the three months and six months ended June 30, 1997 and 1998      3

        Condensed Statements of Cash Flows for the three months and six
        months ended June 30, 1997 and 1998                                   4

        Notes to Condensed Financial Statements                               5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9

Item 3. Quantitative and Qualitative Disclosures About Market Risk           16

Part II.Other Information

Item 1. Legal Proceedings                                                    16

Item 2. Changes in Securities and Use of Proceeds                            16

Item 3. Defaults Upon Senior Securities                                      16

Item 4. Submission of Matters to a Vote of Security Holders                  16

Item 5. Other Information                                                    17

Item 6. Exhibits and Reports on Form 8-K                                     18

Signatures                                                                   19

Part I.    Financial Information

Item 1.    Financial Statements

                           SPECIAL METALS CORPORATION
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)


                                                                                    December 31,        June 30,
                                                                                           1997            1998
                                                                                  -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $      12,237    $       4,825
   Restricted deposits                                                                    1,161            1,982
   Accounts receivable, less allowance for doubtful accounts
     of $168 for 1997 and $124 for 1998                                                  30,212           32,485
   Inventories                                                                           50,580           58,222
   Prepaid expenses                                                                         216              541
   Deferred income taxes                                                                  2,375            2,375
                                                                                  --------------   --------------
Total current assets                                                                     96,781          100,430
Property, plant and equipment                                                            39,727           44,158
Deferred income taxes                                                                     1,618            1,279
Other assets                                                                              3,624            3,757
                                                                                  --------------   --------------
Total assets                                                                      $     141,750    $     149,624
                                                                                  ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $      15,688    $      15,587
   Accrued liabilities                                                                   11,459           10,388
   Income taxes payable                                                                     493           (1,436)
   Current obligation under capital leases                                                  316              319
                                                                                  --------------   --------------
Total current liabilities                                                                27,956           24,858
Long-term obligation under capital leases                                                   174               25
Other long-term liabilities                                                               9,649            9,791
                                                                                  --------------   --------------
Total liabilities                                                                        37,779           34,674
Commitments and contingencies
Shareholders' equity:
   Preferred stock                                                                            -                -
   Common stock                                                                             155              155
   Paid-in surplus                                                                       75,678           75,711
   Accumulated other comprehensive income                                                  (496)            (496)
   Retained earnings                                                                     28,634           39,580
                                                                                  --------------   --------------
Total shareholders' equity                                                              103,971          114,950
                                                                                  --------------   --------------
Total liabilities and shareholders' equity                                        $     141,750    $     149,624
                                                                                  ==============   ==============

See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
              (Unaudited - In thousands, except per share amounts)

                                              Three Months ended June 30,                     Six Months ended June 30,
                                              1997                   1998                    1997                  1998
                                        ---------------------------------              --------------------------------
Net Sales                               $   46,780             $   43,852              $   94,204            $   93,043
Cost of goods sold                          35,709                 35,038                  71,738                72,551
                                        ---------------------------------              --------------------------------
                                            11,071                  8,814                  22,466                20,492
Selling, general and
 administrative expenses                     1,857                  1,949                   3,470                 3,769
                                        ---------------------------------              --------------------------------
Operating income                             9,214                  6,865                  18,996                16,723
Interest expense                                48                     31                     569                    64
Abandoned acquisition
costs                                          542                      -                     542                     -
Interest income                               (160)                  (154)                   (181)                 (331)
Other income                                  (185)                   (33)                   (204)                  (45)
                                        ---------------------------------              --------------------------------
Income before income
taxes                                        8,969                  7,021                  18,270                17,035
Income tax expense                           2,885                  2,410                   6,589                 6,089
                                        ---------------------------------              --------------------------------
Net income                                   6,084                  4,611                  11,681                10,946

Retained earnings
Beginning of period                         11,229                 34,969                   5,632                28,634
                                        ---------------------------------              --------------------------------
End of period                           $   17,313             $   39,580              $   17,313            $   39,580
                                        =================================              ================================
Net income per share
(Basic and Diluted)                     $     0.39             $     0.30              $     0.80            $     0.71

Weighted average shares
outstanding
(Basic and Diluted)                         15,475                 15,479                  14,524                15,478

See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                                                      Six months ended June 30,
                                                                                           1997             1998
                                                                                  ------------------------------
Operating Activities:
  Net income                                                                      $      11,681    $      10,946
    Depreciation and amortization                                                         2,051            1,925
    Other adjustments and changes in assets and liabilities                              (4,813)         (12,826)
                                                                                  ------------------------------
Net cash provided by operating activities                                                 8,919               45

Investing Activities:
  Capital expenditures                                                                   (3,541)          (6,244)
  Net change in restricted deposits                                                           -             (821)
  Other                                                                                       -             (246)
                                                                                  ------------------------------
Net cash used in investing activities                                                    (3,541)          (7,311)

Financing Activities:
  Proceeds from sale of common stock                                                     45,957                -
  Repayment of revolving credit facilities                                              (26,000)               -
  Repayment of subordinated notes payable to affiliates                                  (1,500)               -
  Repayments of term loans                                                              (20,000)               -
  Payments on capital lease obligations                                                    (170)            (146)
  Other                                                                                     (77)               -
                                                                                  ------------------------------
Net cash used in financing activities                                                    (1,790)            (146)
                                                                                  ------------------------------
Net increase (decrease) in cash and cash equivalents                                      3,588           (7,412)

Cash and cash equivalents at beginning of period                                          3,336           12,237
                                                                                  ------------------------------
Cash and cash equivalents at end of period                                        $       6,924    $       4,825
                                                                                  ==============================

See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                         December 31,          June 30,
                                                1997               1998
                                         ------------------------------
Raw materials and supplies               $    13,007       $     14,495
Work-in-process                               37,573             43,727
                                         ------------------------------
                                         $    50,580       $     58,222
                                         ==============================

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

                                   (Unaudited)

costs for a period of 30 years, which began in 1997. The costs for this are estimated to be approximately $150,000 per year in years one and two, and approximately $90,000 in the remaining years. The total estimated costs of approximately $2.8 million have been discounted at an annual rate of 4% in the accompanying financial statements. The Company may also be required to perform contingent post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has also been discovered at the North Gravel Pit site. A study was completed in 1997 to determine the extent of the contamination and to select an appropriate remedial alternative. A report detailing the work and a recommended remedial alternative was prepared by the Company's engineers and submitted to the DEC on or around the end of January 1998. The recommended remedial alternative has a total estimated capital cost for the remedy of approximately $910,000 with a total estimated annual operation and maintenance cost of approximately $39,000. The estimated 30 year present value for operation and maintenance costs is approximately $600,000. However, the engineering cost estimates are preliminary and, accordingly, may be subject to material adjustment during the period of remedial design or as a result of future negotiation with the DEC. In a June, 1998 letter the DEC informed the Company that it is not prepared to accept the recommended remedial alternative. The Company will be meeting with its engineers to formulate a response to the DEC.

The Company is also involved in a site in Utica, New York which is alleged to be contaminated. In the mid 1980's, the owners/operators of Universal Waste in Utica, New York (the "Universal Waste Site") were cited by the DEC in a formal enforcement proceeding for cleanup of the site which was allegedly contaminated. The owner of the Universal Waste Site requested by motion that the Company be named as an indispensable party to that proceeding. The DEC, however, took the position that the Company should not be named as an indispensable party. The Company believes that at least four other potentially responsible parties have been identified with respect to the contamination at the site. A consent order was executed obligating the site operator to conduct a preliminary site assessment on a portion of the property. The preliminary site assessment was completed in 1996. The DEC conducted a separate preliminary site assessment offsite, which also was completed in 1996. The Company is presently not involved in investigating the alleged contamination. Based upon the limited information available to its environmental engineers, the Company has established a reserve of $575,000. However, because of the preliminary nature of the investigation, it is not possible, at this time, to provide a reasonable estimate as to the ultimate cost of any investigative or remedial work which will be required, or the Company's share, if any, of such costs.

One outfall of four permitted under the Company's State Pollution Discharge Elimination System permit at its New Hartford facility is occasionally out of compliance with respect to PCB limits. The current limit for PCBs in the Company's permit is non-detect. The DEC has notified the Company that sampling aquatic organisms downstream from the Company's outfall revealed higher than acceptable levels of PCBs. The Company has offered to install additional storm water treatment equipment at an estimated cost of $360,000 in order to meet the non-detect limit. The DEC has not approved the Company's proposal. Although the Company cannot at this time provide a reasonable estimate of any additional costs that may be required, the Company does not believe it will incur any material liability in connection with this matter.

The Company is on notice of, and involved in, certain other environmental matters which have been settled or are at various stages of discussion, negotiation or settlement which the Company does not believe to be material.

Although the Company believes that it is in substantial compliance with applicable requirements of environmental laws and that its reserves for the items noted above are adequate, there can be no assurance that some, or all, of the risks noted previously will not result in liabilities that are material to the Company's business, results of operations, financial positions, or cash flows.

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

NOTE 4 - EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Earnings per share ("EPS") are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period (basic EPS) plus common stock equivalents, if the impact of common stock equivalents is dilutive (diluted EPS). The Company's common stock equivalents, which consist of stock options, were not considered in the calculations of earnings per share for the periods presented herein because the impact of the common stock equivalents was anti-dilutive.

NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's pension adjustment, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement
130. During the three months and six months ended June 30, 1998 and 1997, total comprehensive income, which was comprised of net income and adjustments to the pension adjustment account, equaled net income.

NOTE 6 - PENDING ACQUISITION

As of July 8, 1998, the Company entered into a definitive agreement with Inco Limited and certain of its subsidiaries, to acquire the Inco Alloys International high performance nickel alloys business unit for a cash purchase price of $408 million, subject to certain adjustments (the "Acquisition"). The Company intends to finance the Acquisition through the issuance of up to $125,000,000 aggregate liquidation amount of shares of its 6-5/8% Series A Senior Convertible Preferred Stock (the "Series A Preferred Stock") to a subsidiary of Titanium Metals Corporation ("TIMET"), with the remaining balance of the purchase price being financed through borrowings under a new credit facility of $425 million, the terms of which are currently being negotiated (the "New Credit Facility"). The closings under the New Credit Facility and the TIMET investment are conditioned upon the closing of the Acquisition. The Acquisition, which is subject to various closing conditions and regulatory approvals, including antitrust clearance, is expected to close in the third quarter of 1998. Reference is made to the information included in the Company's Form 8-K dated July 10, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this item constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. See Part II. Other Information, Item 5(b), "Forward-Looking Statements."

OVERVIEW

The Company manufactures superalloys and special alloys, which are highly engineered metal alloys designed to withstand extreme heat, stress and corrosion. Special Metals operates three divisions. The Superalloy Billet and Bar Division manufactures a wide array of wrought superalloy and special alloy products in billet, bar and cast form, which are used primarily in jet engines. This division also produces "shape memory" alloys, such as Nitinol, which are primarily used in medical and dental applications. The Powder Division produces powder metallurgy-based superalloy products for military jet engines and the latest generation of large commercial jet engines. The Dental Division produces amalgamable dental alloys. For the six months ended June 30, 1998, the Superalloy Billet and Bar Division, the Powder Division and the Dental Division accounted for 90%, 6% and 4%, respectively, of the Company's net sales of $93.0 million.

NET SALES. Net sales include sales of the Company's superalloy and special alloy products and revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts, and indexed price contracts. A substantial majority of the Company's net sales during the six months ended June 30, 1998 were sold under conventional purchase orders, one-year supply contracts, and indexed price contracts.

Export sales represent a significant portion of the Company's business. During the six months ended June 30, 1998, sales to purchasers outside of the United States totaled 29% of the Company's net sales. Substantially all of the Company's export sales are conducted in U.S. dollars.

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

At June 30, 1998, the Company had open purchase contracts with a notional principal value of approximately $8.8 million. The fair value of the material covered by these contracts based on the June 30, 1998 price quoted on the LME, was approximately $5.3 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments, totaling approximately $2.6 million, have been deferred. Unrealized losses on forward contracts not designated or effective as hedges, totaling approximately $.9 million, have been recognized in income.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal services, and the office of the president.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                                      Three months ended June 30,            Six months ended June 30,
                                                     1997                      1998         1997                    1998
                                                     ------------------------------         ----------------------------
Net sales                                           100.0%                    100.0%       100.0%                  100.0%
Costs of goods sold                                  76.3                      79.9         76.1                    78.0
                                                     ------------------------------         ----------------------------
Gross profit                                         23.7                      20.1         23.9                    22.0
Selling, general and
  administrative expenses                             4.0                       4.4          3.7                     4.0
                                                     ------------------------------         ----------------------------
Operating income                                     19.7                      15.7         20.2                    18.0
Interest expense                                       .1                        .1           .6                      .1
Abandoned acquisition costs                           1.1                         -           .6                       -
Interest income                                       (.3)                      (.4)         (.2)                    (.4)
Other income                                          (.4)                        -          (.2)                      -
                                                     ------------------------------         ----------------------------
Income before income taxes                           19.2                      16.0         19.4                    18.3
Income taxes expense                                  6.2                       5.5          7.0                     6.5
                                                     ------------------------------         ----------------------------
Net income                                           13.0%                     10.5%        12.4%                   11.8%
                                                     ==============================         ============================

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997.

NET SALES. Net sales decreased $2.9 million, or 6.3% from $46.8 million in the three months ended June 30, 1997 to $43.9 million in the three months ended June 30, 1998. This decrease was principally due to reduced shipments in the core business as a result of customer inventory adjustments in response to changes in commercial aircraft production rates.

COST OF GOODS SOLD. Cost of goods sold decreased $.7 million, or 1.9% from $35.7 million in the three months ended June 30, 1997 to $35.0 million in the three months ended June 30, 1998, primarily as a result of decreased sales, offset, in part, by increased costs associated with implementing the new management information systems, and by unrealized losses on nickel forward purchase contracts. As a percentage of net sales, cost of goods sold increased from 76.3% in the three months ended June 30, 1997 to 79.9% in the three months ended June 30, 1998.

GROSS PROFIT. Gross profit decreased $2.3 million, or 20.4% from $11.1 million in the three months ended June 30, 1997 to $8.8 million in the three months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense was $1.9 million in the three months ended June 30, 1997 and three months ended June 30, 1998. Selling, general and administrative expenses as a percentage of net sales increased from 4.0% in the three months ended June 30, 1997 to 4.4% in the three months ended June 30, 1998.

OPERATING INCOME. Operating income decreased $2.3 million, or 25.5% from $9.2 million in the three months ended June 30, 1997 to $6.9 million in the three months ended June 30, 1998. Operating income as a percentage of net sales decreased from 19.7% in the three months ended June 30, 1997 to 15.7% in the three months ended June 30, 1998.

INCOME TAXES. Income tax expense decreased $.5 million, or 16.5% from $2.9 million in the three months ended June 30, 1997 to $2.4 million in the three months ended June 30, 1998. The effective income tax rate increased from 32.2% in three months ended June 30, 1997 to 34.3% in the three months ended June 30, 1998.

NET INCOME. Net income decreased 24.2% from $6.1 million in the three months ended June 30, 1997 to $4.6 million in the three months ended June 30, 1998. Net income as a percentage of net sales decreased from 13.0% in the three months ended June 30, 1997 to 10.5% in the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

NET SALES. Net sales decreased $1.2 million, or 1.2% from $94.2 million in the six months ended June 30, 1997 to $93.0 million in the six months ended June 30, 1998. This decrease was principally due to reduced shipments in the core business as a result of customer inventory adjustments in response to changes in commercial aircraft production rates.

COST OF GOODS SOLD. Cost of goods sold increased $.9 million, or 1.1% from $71.7 million in the six months ended June 30, 1997 to $72.6 million in the six months ended June 30, 1998, primarily as a result of unrealized losses on nickel forward purchase contracts and increased costs associated with implementing the new management information systems, offset, in part by decreased sales. As a percentage of net sales, cost of goods sold increased from 76.1% in the six months ended June 30, 1997 to 78.0% in the six months ended June 30, 1998.

GROSS PROFIT. Gross profit decreased $1.9 million, or 8.8% from $22.4 million in the six months ended June 30, 1997 to $20.5 million in the six months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $.4 million, or 8.6% from $3.4 million in the six months ended June 30, 1997 to $3.8 million in the six months ended June 30, 1998. This increase was due to increased expenditures related to the Board of Directors and a planned increase in research and development activities. Selling, general and administrative expenses as a percentage of net sales increased from 3.7% in the six months ended June 30, 1997 to 4.0% in the six months ended June 30, 1998.

OPERATING INCOME. Operating income decreased $2.3 million, or 12.0% from $19.0 million in the six months ended June 30, 1997 to $16.7 million in the six months ended June 30, 1998. Operating income as a percentage of net sales decreased from 20.2% in the six months ended June 30, 1997 to 18.0% in the six months ended June 30, 1998.

INTEREST EXPENSE. Interest expense decreased $.5 million, or 88.7% from $.6 million in the six months ended June 30, 1997 to $.1 million in the six months ended June 30, 1998. This decrease was due primarily to the repayment of debt outstanding with proceeds from the Company's initial public offering during the first quarter of 1997.

INCOME TAXES. Income tax expense decreased $.5 million, or 7.6% from $6.6 million in the six months ended June 30, 1997 to $6.1 million in the six months ended June 30, 1998. The effective income tax rate decreased from 36.0% in six months ended June 30, 1997 to 35.7% in the six months ended June 30, 1998.

NET INCOME. Net income decreased 6.3% from $11.7 million in the six months ended June 30, 1997 to $10.9 million in the six months ended June 30, 1998. Net income as a percentage of net sales decreased from 12.4% in the six months ended June 30, 1997 to 11.8% in the six months ended June 30, 1998.

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

The Company is currently in the process of reviewing the impact of the year 2000 issues on the assets to be acquired in connection with the Acquisition.

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

Net cash provided by operating activities was $8.9 million and zero for the six months ended June 30, 1997 and 1998, respectively. The difference in cash flows from operating activities is principally the result of increased working capital requirements attributable to increases in accounts receivable and inventory.

Capital expenditures were $3.5 million and $6.2 million for the six months ended June 30, 1997 and 1998, respectively.

The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's Credit Agreement with Credit Lyonnais and other financial institutions from time to time party thereto (the "Credit Agreement"). Under the Credit Agreement, as amended, the Company may borrow, repay, and re-borrow from time to time, the lesser of (a) $56 million, declining $4 million per year from 1998 through 2001, at which time all remaining outstanding amounts are due, or (b) the Company's borrowing base. The Credit Agreement defines the Company's borrowing base as the sum of 85% of eligible accounts receivable and 60% of eligible inventory. As of June 30, 1998, the borrowing base was $56.3 million. The Company's ability to borrow under the Credit Agreement is subject to the satisfaction of various conditions, including compliance with certain financial covenants. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. All advances under the Credit Agreement bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .25%, (ii) the Eurodollar rate, which is the New York interbank offered rate, plus 1.25% or (iii) LIBOR plus 1.25%. A commitment fee of .20% per annum on the unused available working capital commitment is due monthly. At June 30, 1998, there were no amounts outstanding under the Credit Agreement.

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

Over the next four years, the Company plans to invest up to $54 million in capital expenditures to expand and modernize its melting, forging and finishing equipment, install a state-of-the-art information system and make other investments to maintain its position as a technical leader. Capital expenditures are expected to be significantly increased upon completion of the purchase of the assets of the Inco Alloys International high performance nickel alloys business unit pursuant to the Acquisition. In addition to planned capital expenditures, the Company expects to evaluate from time to time potential acquisitions. Potential acquisitions may include investments in companies, technologies or products that complement the Company's business or products. Sources of funds for such acquisitions could include funds generated from operations or alternative sources of debt or equity capital. Certain covenants in the Credit Agreement may restrict or limit the Company's ability to enter into or complete an acquisition. Under such circumstances, the Company would need to amend, obtain a waiver of or refinance the Credit Agreement. See Part II. Other Information, Item 5(b), "Forward-Looking Statements."

In July 1998, the Company entered into a definitive agreement with respect to the Acquisition. The Company intends to finance the Acquisition through the issuance of up to $125,000,000 aggregate liquidation amount of shares of its Series A Preferred Stock to TIMET, with the remaining balance of the purchase price being financed through borrowings under the New Credit Facility. The New Credit Facility will replace the Credit Agreement. Reference is made to the information included in the Company's Form 8-K dated July 10, 1998.

The Series A Preferred Stock will, subject to the favorable vote of a majority of the stockholders of the Company, be convertible into shares of Common Stock of the Company at a conversion price equal to approximately $18.94 (which corresponds to 125% of the average closing price of Common Stock over the 40 consecutive trading day period ending 20 days following the announcement of the transaction). The Series A Preferred Stock will be subject to mandatory redemption in 2006.

The closings under the New Credit Facility and the TIMET investment are conditioned upon the closing of the Acquisition. The Acquisition, which is subject to various closing conditions and regulatory approvals, including antitrust clearance, is expected to close in the third quarter of 1998.

The Company does not expect the future costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement could result in expenditures with such a material impact. See Footnote 3 to the Condensed Financial Statements in Part I.
Item 1. "Condensed Financial Statements (unaudited)". See also Part II. Other information, Item 5(b), "Forward-Looking Statements."

The Company expects that its cash and cash equivalents on hand, cash flow from operations and borrowing capacity under the Credit Agreement and the New Credit Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months. See Part II. Other information, Item 5(b), "Forward-Looking Statements."

BACKLOG

As of June 30, 1998, the Company's backlog orders aggregated approximately $109.0 million, compared to approximately $151.3 million at June 30, 1997. The decrease in backlog orders is primarily due to changes in customer order patterns. The Company defines backlog as firm purchase orders, which are generally subject to cancellation by the customer.

Substantially all orders in the backlog at June 30, 1998 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

INFLATION

Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operation for the periods presented.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's pension adjustment, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement
130. During the three months and six months ended June 30, 1998 and 1997, total comprehensive income, which was comprised of net income and adjustments to the pension adjustment account, equaled net income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 28, 1998 (the "Annual Meeting"). Holders of Common Stock were entitled to elect three directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 14,812,269 of the 15,479,000 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the three persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders of the Company following the end of the Company's fiscal year ending December 31, 2000 and the number of votes cast for, against or withheld with respect to each person.

Name of Director                      For             Against      Withheld
----------------                      ---             -------      --------
Donald C. Darling                     14,805,269        7,000             0
Raymond F. Decker                     14,805,269        7,000             0
Robert F. Dropkin                     14,805,269        7,000             0

The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each such matter.

Name of Director                      For             Against      Withheld
----------------                      ---             -------      --------
Approval of Ernst & Young LLP as      14,805,419        3,850         3,000
independent auditors for the Company
for the fiscal year ending
December 31, 1998.

ITEM 5.    OTHER INFORMATION

(A)  PRESS RELEASE

The Company issued a press release dated July 8, 1998 disclosing its definitive agreement with Inco Limited to acquire the Inco Alloys International (IAI) business unit of Inco Limited.

The Company issued a press release dated July 16, 1998 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended June 30, 1998 and six months ended June 30, 1998.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

10.9 First Amendment to Amended and Restated Payment in Lieu of Taxes Agreement, dated January 22, 1998, by and between the Oneida County Industrial Development Agency and the Company.

27.1     Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated July 10, 1998 in connection with its agreement to acquire Inco Alloys International (IAI), a business unit of Inco Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPECIAL METALS CORPORATION


Date: August 11, 1998              By: /s/ Donald R. Muzyka
                                       --------------------
                                       Donald R. Muzyka
                                       President and Chief Executive Officer


Date: August 11, 1998              By: /s/ Donald C. Darling
                                       ---------------------
                                       Donald C. Darling
                                       Chief Financial Officer and Chief
                                       Accounting Officer