Form 10-Q
period 1998-09-30
SPECIAL METALS CORP
filed 1998-11-12
CIK 1028965

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file No. 000-22029

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

                                 Yes [X] No [ ]

As of November 2, 1998 there were 15,479,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                            Page
Part I.    Financial Information

Item 1.    Condensed Financial Statements (unaudited)

           Condensed Balance Sheets as of December 31, 1997 and
           September 30, 1998                                                  2

           Condensed Statements of Operations and Retained Earnings
           for the three months and nine months ended September 30,
           1997 and 1998                                                       3

           Condensed Statements of Cash Flows for the nine months ended
           September 30, 1997 and 1998                                         4

           Notes to Condensed Financial Statements                             5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         17

Part II.   Other Information

Item 1.    Legal Proceedings                                                  17

Item 2.    Changes in Securities and Use of Proceeds                          18

Item 3.    Defaults Upon Senior Securities                                    18

Item 4.    Submission of Matters to a Vote of Security Holders                18

Item 5.    Other Information                                                  18

Item 6.    Exhibits and Reports on Form 8-K                                   19

Signatures                                                                    20

Part I.    Financial Information

Item 1.    Financial Statements

                           SPECIAL METALS CORPORATION
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                                                    December 31,      September 30,
                                                                                        1997              1998
                                                                                        ----              ----
ASSETS
Current assets:
   Cash and cash equivalents                                                      $      12,237    $      11,383
   Restricted deposits                                                                    1,161            1,085
   Accounts receivable, less allowance for doubtful accounts
     of $168 for 1997 and $124 for 1998                                                  30,212           30,287
   Refundable income taxes                                                                    -            1,004
   Inventories                                                                           50,580           53,951
   Prepaid expenses                                                                         216              360
   Deferred income taxes                                                                  2,375            2,447
                                                                                          -----            -----
Total current assets                                                                     96,781          100,517
Property, plant and equipment                                                            39,727           45,278
Deferred income taxes                                                                     1,618            1,147
Other assets                                                                              3,624            4,970
                                                                                          -----            -----
Total assets                                                                      $     141,750    $     151,912
                                                                                        =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                               $      15,688    $      12,333
   Accrued liabilities                                                                   11,459           10,428
   Income taxes payable                                                                     493                -
   Current obligation under capital leases                                                  316              264
                                                                                            ---              ---
Total current liabilities                                                                27,956           23,025
Long-term obligation under capital leases                                                   174                -
Other long-term liabilities                                                               9,649            9,848
                                                                                          -----            -----
Total liabilities                                                                        37,779           32,873
Commitments and contingencies
Shareholders' equity:
   Preferred stock                                                                            -                -
   Common stock                                                                             155              155
   Paid-in surplus                                                                       75,678           75,711
   Accumulated other comprehensive income                                                  (496)            (496)
   Retained earnings                                                                     28,634           43,669
                                                                                         ------           ------
Total shareholders' equity                                                              103,971          119,039
                                                                                        -------          -------
Total liabilities and shareholders' equity                                        $     141,750    $     151,912
                                                                                        =======          =======
See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
              (Unaudited - In thousands, except per share amounts)

                                                    Three months ended Sept. 30,            Nine months ended Sept. 30,
                                                       1997               1998                 1997              1998
                                                       ----               ----                 ----              ----
Net sales                                           $  44,168          $  41,645            $ 138,372         $ 134,688
Cost of goods sold                                     33,609             33,825              105,347           106,376
                                                       -------            ------              -------           -------
                                                       10,559              7,820               33,025            28,312

Selling, general and
  administrative expenses                               1,874              1,785                5,344             5,554
                                                        -----              -----                -----             -----

Operating income                                        8,685              6,035               27,681            22,758

Interest expense                                           48                 34                  617                98
Abandoned acquisition costs                                11                  -                  553                 -
Interest income                                           (84)              (133)                (265)             (464)
Other expense (income)                                    (92)                25                 (296)              (20)
                                                          ---                 --                 ----               ---

Income before income taxes                              8,802              6,109               27,072            23,144

Income tax expense                                      3,177              2,020                9,766             8,109
                                                        -----              -----                -----             -----

Net income                                              5,625              4,089               17,306            15,035

Retained earnings
Beginning of period                                    17,313             39,580                5,632            28,634
                                                       ------             ------                -----            ------

End of period                                         $22,938            $43,669              $22,938           $43,669
                                                      =======            =======              =======           =======

Net income per share                                    $0.36              $0.26                $1.16             $0.97
(Basic and Dilutive)

Weighted average shares outstanding                    15,512             15,479               14,873            15,479
(Basic and Dilutive)

See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                                                     Nine months ended Sept. 30,
                                                                                        1997             1998
                                                                                        ----             ----
Operating Activities:
   Net income                                                                        $   17,306       $   15,035
     Depreciation and amortization                                                        3,079            2,910
     Other adjustments and changes in assets and liabilities                            (12,035)          (8,842)
                                                                                        -------           ------
Net cash provided by operating activities                                                 8,350            9,103

Investing Activities:
   Capital expenditures                                                                  (7,508)          (8,297)
   Net change in restricted deposits                                                          -               76
   Other                                                                                      -           (1,510)
                                                                                        -------           ------
Net cash used in investing activities                                                    (7,508)          (9,731)

Financing Activities:
   Proceeds from sale of common stock                                                    45,957                -
   Repayment of revolving credit facilities                                             (26,000)               -
   Repayment of subordinated notes payable to affiliates                                 (1,500)               -
   Repayments of term loans                                                             (20,000)               -
   Proceeds from equipment loans                                                            531                -
   Payments on capital lease obligations                                                   (228)            (226)
   Other                                                                                   (192)               -
                                                                                        -------           ------
Net cash used in financing activities                                                    (1,432)            (226)
                                                                                        -------           ------
Net increase (decrease) in cash and cash equivalents                                       (590)            (854)

Cash and cash equivalents at beginning of period                                          3,336           12,237
                                                                                        -------           ------
Cash and cash equivalents at end of period                                           $    2,746       $   11,383
                                                                                        =======           ======

See accompanying notes to condensed financial statements.

                           SPECIAL METALS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                       December 31,     September 30,
                                           1997             1998
                                           ----             ----
Raw materials and supplies             $   13,007       $   15,923
Work-in-process                            37,573           38,028
                                           ------           ------
                                       $   50,580       $   53,951
                                       =   ======       =   ======

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

                                   (Unaudited)

costs for a period of 30 years, which began in 1997. The costs for this are estimated to be approximately $150,000 per year in years one and two, and approximately $90,000 in the remaining years. The total estimated costs of approximately $2.8 million have been discounted at an annual rate of 4% in the accompanying financial statements. The Company may also be required to perform contingent post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has also been discovered at the North Gravel Pit site. A study was completed in 1997 to determine the extent of the contamination and to select an appropriate remedial alternative. A report detailing the work and a recommended remedial alternative was prepared by the Company's engineers and submitted to the DEC on or around the end of January 1998. The recommended remedial alternative has a total estimated capital cost for the remedy of approximately $910,000 with a total estimated annual operation and maintenance cost of approximately $39,000. The estimated 30 year present value for operation and maintenance costs is approximately $600,000. However, the engineering cost estimates are preliminary and, accordingly, may be subject to material adjustment during the period of remedial design or as a result of future negotiation with the DEC. In a June, 1998 letter the DEC informed the Company that it is not prepared to accept the recommended remedial alternative. The Company has been meeting with its engineers and the DEC to formulate a response to the DEC.

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

One outfall of four permitted under the Company's State Pollution Discharge Elimination System permit at its New Hartford facility is occasionally out of compliance with respect to PCB limits. The current limit for PCBs in the Company's permit is non-detect. The DEC has notified the Company that sampling aquatic organisms downstream from the Company's outfall revealed higher than acceptable levels of PCBs. The Company has offered to install additional storm water treatment equipment at an estimated cost of $360,000 in order to meet the non-detect limit. The DEC has approved the Company's proposal. Although the Company cannot at this time provide a reasonable estimate of any additional costs that may be required, the Company does not believe it will incur any material liability in connection with this matter.

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

NOTE 5 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's pension adjustment, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement
130. During the three months and nine months ended September 30, 1998 and 1997, total comprehensive income, which was comprised of net income and adjustments to the pension adjustment account, equaled net income.

NOTE 6 - ACQUISITION OF INCO ALLOYS INTERNATIONAL

On October 28, 1998, Special Metals Corporation acquired the Inco Alloys International high performance nickel alloys business unit ("IAI") of Inco Limited ("Inco") and entered into a non-competition agreement with INCO for aggregate consideration of $365 million, consisting of $348 million in cash and $17 million liquidation value Series A Senior Convertible Preferred Stock. The Company financed the cash portion of the consideration with funds drawn under a new $375 million bank credit facility and with proceeds from the issuance of $80 million liquidation value Series A Senior Convertible Preferred Stock to TIMET Finance Management Company ("TIMET"), a wholly-owned subsidiary of Titanium Metals Corporation ("TMC"). The preferred stock issued to Inco and TIMET will accrue dividends at the rate of 6.625% per annum, payable quarterly, and is convertible into Special Metals common stock at a conversion price of

$16.50 per share. The preferred stock is mandatorily redeemable after seven and one-half years and is subject to optional redemption by the Company commencing October 28, 2001 at a redemption price of 103.975% of the liquidation amount plus accumulated and unpaid dividends. The redemption price declines incrementally on each subsequent October 28 until October 28, 2006, after which the redemption price is 100.0% of the liquidation amount plus accumulated and unpaid dividends. In connection with the preferred stock sale, Special Metals and TMC signed an agreement in principle to form a strategic alliance with respect to manufacturing, marketing, and product development in titanium and high-performance nickel based alloys.

IAI is one of the world's leading manufacturers of high performance nickel alloys intended for demanding applications. IAI produces alloys in various forms, including sheet, strip, foil, plate, tubing, billet, bar, rod, extruded shapes, wire rod and welding products. IAI products are used in the aerospace, chemical process, environmental, off-shore drilling, industrial gas turbine, and automotive markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this item constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. See Part II. Other Information, Item 5(b), "Forward-Looking Statements."

OVERVIEW

The Company manufactures superalloys and special alloys, which are highly engineered metal alloys designed to withstand extreme heat, stress and corrosion. Special Metals operates three divisions. The Superalloy Billet and Bar Division manufactures a wide array of wrought superalloy and special alloy products in billet, bar and cast form, which are used primarily in jet engines. This division also produces "shape memory" alloys, such as Nitinol, which are primarily used in medical and dental applications. The Powder Division produces powder metallurgy-based superalloy products for military jet engines and the latest generation of large commercial jet engines. The Dental Division produces amalgamable dental alloys. For the nine months ended September 30, 1998, the Superalloy Billet and Bar Division, the Powder Division and the Dental Division accounted for 90%, 6% and 4%, respectively, of the Company's net sales of $134.7 million.

RECENT DEVELOPMENTS - IAI ACQUISITION. On October 28, 1998, Special Metals completed the acquisition of the Inco Alloys International high performance nickel alloys business unit ("IAI") from Inco Limited ("Inco") and entered into a non-competition agreement with Inco for aggregate consideration of $365 million, consisting of $348 million in cash and $17 million liquidation value Series A Senior Convertible Preferred Stock (the "Acquisition"). The Company financed the cash portion of the consideration with proceeds from the issuance of $80 million liquidation value Series A Senior Convertible Preferred Stock to TIMET Finance Management Company ("TIMET") and with funds drawn under a new $375 million bank credit facility. See "- Liquidity and Capital Resources." The preferred stock issued to Inco and TIMET will accrue dividends at the rate of 6.625% per annum, payable quarterly, and is convertible into Special Metals common stock at a conversion price of $16.50 per share. The preferred stock is mandatorily redeemable after seven and one-half years and is subject to optional redemption commencing October 28, 2001. See Footnote 6 to the Condensed Financial Statements in Part I. Item 1. "Condensed Financial Statements (unaudited)." In connection with the preferred stock sale, Special Metals and TMC also signed an agreement in principle to form a strategic alliance with respect to manufacturing, marketing, and product development in titanium and high-performance nickel based alloys. IAI is one of the world's leading manufacturers of high performance nickel alloys intended for demanding applications. IAI produces alloys in various forms, including sheet, strip, foil, plate, tubing, billet, bar, rod, extruded shapes, wire rod and welding products. IAI products are used in the aerospace, chemical process, environmental, off-shore drilling, industrial gas turbine, and automotive markets.

NET SALES. Net sales include sales of the Company's superalloy and special alloy products and revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts, and indexed price contracts. A substantial majority of the Company's net sales during the nine months ended September 30, 1998 were sold under conventional purchase orders, one-year supply contracts, and indexed price contracts.

Export sales represent a significant portion of the Company's business. During the nine months ended September 30, 1998, sales to purchasers outside of the United States totaled 29% of the Company's net sales. Substantially all of the Company's export sales are conducted in U.S. dollars.

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

At September 30, 1998, the Company had open purchase contracts with a notional principal value of approximately $7.4 million. The fair value of the material covered by these contracts based on the September 30, 1998 price quoted on the LME, was approximately $4.6 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments, totaling approximately $2.2 million, have been deferred. Unrealized losses on forward contracts not designated or effective as hedges, totaling approximately $.6 million, have been recognized in income.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal services, and the office of the president.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                                    Three months ended Sept. 30,            Nine months ended Sept. 30,
                                                        1997             1998                  1997              1998
                                                        ----             ----                  ----              ----
Net sales                                              100.0%           100.0%                100.0%            100.0%
Costs of goods sold                                     76.1             81.2                  76.1              79.0
                                                        ----             ----                  ----              ----
Gross profit                                            23.9             18.8                  23.9              21.0
Selling, general and
   administrative expenses                               4.2              4.3                   3.9               4.1
                                                        ----             ----                  ----              ----
Operating income                                        19.7             14.5                  20.0              16.9
Interest expense                                          .1               .1                    .4                .1
Abandoned acquisition costs                               .1                -                    .4                 -
Interest income                                          (.2)             (.3)                  (.2)              (.3)
Other income                                             (.2)              .1                   (.2)              (.1)
                                                        ----             ----                  ----              ----
Income before income taxes                              19.9             14.6                  19.6              17.2
Income taxes expense                                     7.2              4.8                   7.1               6.0
                                                        ----             ----                  ----              ----
Net income                                              12.7%             9.8%                 12.5%             11.2%
                                                        ====             ====                  ====              ====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.

NET SALES. Net sales decreased $2.5 million, or 5.7% from $44.1 million in the three months ended September 30, 1997 to $41.6 million in the three months ended September 30, 1998. This decrease was principally due to reduced shipments in the core business as a result of customer inventory adjustments in response to earlier order patterns which led to overstocking in customer plants.

COST OF GOODS SOLD. Cost of goods sold increased $.2 million, or .6% from $33.6 million in the three months ended September 30, 1997 to $33.8 million in the three months ended September 30, 1998, primarily as a result of increased costs associated with implementing new management information systems, unrealized losses on nickel forward purchase contracts, offset, in part, by decreased sales. As a percentage of net sales, cost of goods sold increased from 76.1% in the three months ended September 30, 1997 to 81.2% in the three months ended September 30, 1998.

GROSS PROFIT. Gross profit decreased $2.7 million, or 25.9% from $10.6 million in the three months ended September 30, 1997 to $7.9 million in the three months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense decreased $.1 million, or 4.7% from $1.9 million in the three months ended September 30, 1997 to $1.8 million in the three months ended September 30, 1998. Selling, general and administrative expenses as a percentage of net sales increased from 4.2% in the three months ended September 30, 1997 to 4.3% in the three months ended September 30, 1998.

OPERATING INCOME. Operating income decreased $2.7 million, or 30.5% from $8.7 million in the three months ended September 30, 1997 to $6.0 million in the three months ended September 30, 1998. Operating income as a percentage of net sales decreased from 19.7% in the three months ended September 30, 1997 to 14.5% in the three months ended September 30, 1998.

INCOME TAXES. Income tax expense decreased $1.2 million, or 36.4% from $3.2 million in the three months ended September 30, 1997 to $2.0 million in the three months ended September 30, 1998. The effective income tax rate decreased from 36.1% in three months ended September 30, 1997 to 33.1% in the three months ended September 30, 1998 as a result of a favorable adjustment based upon the Company's actual 1997 income tax returns.

NET INCOME. Net income decreased 27.3% from $5.6 million in the three months ended September 30, 1997 to $4.1 million in the three months ended September 30, 1998. Net income as a percentage of net sales decreased from 12.7% in the three months ended September 30, 1997 to 9.8% in the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

NET SALES. Net sales decreased $3.7 million, or 2.7% from $138.4 million in the nine months ended September 30, 1997 to $134.7 million in the nine months ended September 30, 1998. This decrease was principally due to reduced shipments in the core business as a result of customer inventory adjustments in response to earlier order patterns which led to overstocking in customer plants.

COST OF GOODS SOLD. Cost of goods sold increased $1.0 million, or 1.0% from $105.3 million in the nine months ended September 30, 1997 to $106.3 million in the nine months ended September 30, 1998, primarily as a result of increased costs associated with implementing new management information systems, unrealized losses on nickel forward purchase contracts, offset, in part by decreased sales. As a percentage of net sales, cost of goods sold increased from 76.1% in the nine months ended September 30,1997 to 79.0% in the nine months ended September 30, 1998.

GROSS PROFIT. Gross profit decreased $4.7 million, or 14.3% from $33.0 million in the nine months ended September 30, 1997 to $28.3 million in the nine months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $.2 million, or 3.9% from $5.3 million in the nine months ended September 30, 1997 to $5.5 million in the nine months ended September 30, 1998. This increase was due to increased expenditures related to the office of the president, Directors' insurance, and Board of Directors expenses. Selling, general and administrative expenses as a percentage of net sales increased from 3.9% in the nine months ended September 30, 1997 to 4.1% in the nine months ended September 30, 1998.

OPERATING INCOME. Operating income decreased $4.9 million, or 17.8% from $27.7 million in the nine months ended September 30, 1997 to $22.8 million in the nine months ended September 30, 1998. Operating income as a percentage of net sales decreased from 20.0% in the nine months ended September 30, 1997 to 16.9% in the nine months ended September 30, 1998.

INTEREST EXPENSE. Interest expense decreased $.5 million, or 84.2% from $.6 million in the nine months ended September 30, 1997 to $.1 million in the nine months ended September 30, 1998. This decrease was due primarily to the repayment of debt outstanding with proceeds from the Company's initial public offering during the first quarter of 1997.

INCOME TAXES. Income tax expense decreased $1.7 million, or 17.0% from $9.8 million in the nine months ended September 30, 1997 to $8.1 million in the nine months ended September 30, 1998. The effective income tax rate decreased from 36.1% in nine months ended September 30, 1997 to 35.0% in the nine months ended September 30, 1998.

NET INCOME. Net income decreased 13.1% from $17.3 million in the nine months ended September 30, 1997 to $15.0 million in the nine months ended September 30, 1998. Net income as a percentage of net sales decreased from 12.5% in the nine months ended September 30, 1997 to 11.2% in the nine months ended September 30, 1998.

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

Net cash provided by operating activities was $8.3 million and $9.1 million for the nine months ended September 30, 1997 and 1998, respectively.

Capital expenditures were $7.5 million and $8.3 million for the nine months ended September 30, 1997 and 1998, respectively.

The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's new Senior Secured Credit Agreement with Credit Lyonnais, Merchant & Traders Trust Company, Mellon Bank, The Bank of Nova Scotia and other financial institutions from time to time party thereto (the "Credit Agreement"), which the Company entered into in connection with the Acquisition. The Credit Agreement provides for a $125 million term loan (the "Tranche A Term Loan"), a $100 million term loan (the "Tranche B Term Loan," and, together with the Tranche A Term Loan, the "Term Loans") and a $150 million revolving credit and letter of credit facility (the "Revolving Credit Facility"). Proceeds from the Term Loans were used to finance a portion of the purchase price of the Acquisition.

Under the Revolving Credit Facility, the Company can borrow, repay and re-borrow from time to time up to $150 million in the aggregate. The Revolving Credit Facility terminates on October 28, 2003. Proceeds from a portion of the Revolving Credit Facility were used to finance a portion of the purchase price of the Acquisition and the balance can be used for working capital and general corporate purposes and for permitted acquisitions and investments. The Company's ability to borrow under the Credit Agreement is subject to the satisfaction of various conditions, including compliance with certain financial covenants. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. Interest on the Term Loans and amounts outstanding under the Revolving Credit Facility bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .50%, plus a margin of zero to 0.75% depending on the Company's leverage ratio or (ii) the Eurodollar rate, which is the reserve adjusted New York interbank offered rate, plus a margin of 0.75% to 2.00% depending on the Company's leverage ratio. A commitment fee of .375% to
 .50% per annum, depending on the Company's leverage ratio, on the unused available revolving credit commitment is due quarterly.

Principal on the Tranche A Term loan is scheduled to be repaid in quarterly installments over five years as follows: $10 million in the first year, $15 million in the second year, $25 million in the third year, $35 million in the fourth year and $40 million in the fifth year. Principal on the Tranche B Term loan is scheduled to be repaid in quarterly installments over seven years as follows: $1 million in each of the first five years and $47.5 million in each of the sixth and seventh years. The Company is required to prepay amounts outstanding under the Credit Agreement out of the excess cash flow of the Company. Prepayments will be applied first to the Term Loans, pro rata, then to amounts outstanding under the Revolving Credit Facility and finally as cash collateral against outstanding letters of credit. So long as any amounts remain outstanding under the Tranche A Term Loan, lenders under the Tranche B Term Loan may elect not to have their portion of the Tranche B Term loan prepaid until the Tranche A Term Loan is paid in full.

The Company's obligations under the Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and by a pledge of the capital stock of certain subsidiaries. The Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, create liens, guarantee indebtedness or enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its minimum cash flow, consolidated leverage ratio, interest coverage ratio and fixed charge coverage ratio.

In connection with the Acquisition, the Company issued an aggregate of $97 million liquidation value Series A Senior convertible Preferred Stock. See "-- Overview -- Recent Developments-IAI Acquisition" and Footnote 6 to the Condensed Financial Statements in Part I. Item 1. "Condensed Financial Statements (unaudited)."

Over the next four years, the Company plans to invest up to $54 million in capital expenditures to expand and modernize its melting, forging and finishing equipment, install a state-of-the-art information system and make other investments to maintain its position as a technical leader. In addition, the Company has planned capital expenditures of $90 million related to the IAI business. In addition to planned capital expenditures, the Company expects to evaluate from time to time potential acquisitions. Potential acquisitions may include investments in companies, technologies or products that complement the Company's business or products. Sources of funds for such acquisitions could include funds generated from operations or alternative sources of debt or equity capital. Certain covenants in the Credit Agreement may restrict or limit the Company's ability to enter into or complete an acquisition. Under such circumstances, the Company would need to amend, obtain a waiver of or refinance the Credit Agreement. See Part II. Other Information, Item 5(b), "Forward-Looking Statements."

The Company does not expect the future costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement could result in expenditures with such a material impact. See Footnote 3 to the Condensed Financial Statements in Part I. Item 1. "Condensed Financial Statements (unaudited)." See also Part II. Other information, Item 5(b), "Forward- Looking Statements."

The Company expects that its cash and cash equivalents on hand, cash flow from operations and borrowing capacity under the New Credit Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months. See Part II. Other information, Item 5(b), "Forward-Looking Statements."

IMPACT OF YEAR 2000

The Year 2000 computer issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs in the Company's computer systems and plant equipment systems which contain time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations resulting in disruptions in manufacturing operations or other normal business activities.

The Company has undertaken a project aimed at replacing its current management information systems with an enterprise-wide business/information system and a related upgrade to the information technology infrastructure. However, the Company also believes that modifications to certain of its process control computers will be required so that they will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its information technology systems and process control systems. However, if such modifications and conversions are not made, or are not completed timely, a material impact on the operations of the Company could result.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all computer systems and programs which could be significantly affected by the Year 2000. Appraisal costs were expensed prior to the Company initiating a formal Year 2000 program. In addition to assessing the Company's 2000 readiness, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. Several of the Company's significant suppliers and customers have responded and believe they will be Year 2000 compliant prior to December 31, 1999. The Company's estimate of the time to complete its year 2000 project includes the estimated time associated with the impact of third party year 2000 issues, and is based on presently available information. However, there can be no guarantee that the systems of other parties on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The Company's overall Year 2000 project approach and status is as follows:

                                                                                            ($ millions)
                                                                 Estimated                              Costs
                                           Stage of            Timetable for           Total         Incurred to
       Description of Approach            Completion            Completion             Budget            Date
       -----------------------            ----------            ----------             ------            ----
COMPUTER SYSTEMS:

Assess systems for possible
Year 2000 impact                             100%                Completed                 --              --

Modify or replace non-
compliant systems and test
systems with system clocks
set at current date                           65%             July 1, 1999               $5.6            $4.1

PROCESS CONTROL SYSTEMS:

Computer-dependent
process control systems
assessment and compliance
procedures                                    45%            June 30, 1999               $0.5            $0.1

The Company has determined it has no exposure to contingencies related to the year 2000 issue for the products it has sold. The Company expects to utilize both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications. The Company anticipates completing the year 2000 project in 1999, prior to any anticipated impact on its operating systems. Maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy. The Company's current estimated cost of making its computer-dependent plant equipment Year 2000 compliant is $.5 million. The estimated cost of the Year 2000 computer project, including software modifications, consultants, replacement costs for non-compliant systems, based on presently available information is approximately $5.6 million.

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

The Company currently has a no contingency plan in place in the event that it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in April 1999 to determine whether such a plan is necessary.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company's ability could be impaired to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Based on its due diligence investigation in connection with the Acquisition, the Company believes that actions will be required to resolve the Year 2000 issues at IAI. The Company has retained an outside consultant to implement a Year 2000 program for the acquired assets. However, the Company is not at this time able to estimate the timetable or cost of Year 2000 compliance at IAI.

BACKLOG

As of September 30, 1998, the Company's backlog orders aggregated approximately $126.5 million, compared to approximately $150.7 million at September 30, 1997. The decrease in backlog orders is primarily due to changes in customer order patterns. The Company defines backlog as firm purchase orders, which are generally subject to cancellation by the customer.

Substantially all orders in the backlog at September 30, 1998 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

(A)  EXPANSION OF BOARD OF DIRECTORS

Concurrent with the closing of the Acquisition, the Company expanded its board of directors from seven to nine members and Francis J. Petro, President of Inco Alloys International, Inc., was elected to fill one of the newly created directorships as a Class II director with a term expiring at the next annual meeting of the board of directors. An additional director, to be nominated by TMC, is expected to be appointed at the Company's next regularly scheduled meeting of the board of directors.

(B)  PRESS RELEASE

The Company issued a press release dated October 28, 1998 disclosing its acquisition of Inco Alloys International (IAI) high performance nickel alloys business unit from Inco Limited.

The Company issued a press release dated October 22, 1998 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended September 30, 1998 and nine months ended September 30, 1998.

The Company issued a press release dated July 8, 1998, disclosing its definitive agreement with Inco Limited to acquire the Inco Alloys International (IAI) business unit of Inco Limited.

(C)  FORWARD-LOOKING STATEMENTS

Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which most of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; and the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-18499).

3.1.1 Certificate of Designations for the Series A Preferred Stock, filed on October 28, 1998, with the Secretary of State of Delaware (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 12, 1998).

4.1 Agreement, dated October 28, 1998, among the Company, the Lenders and Credit Lyonnais New York Branch as Issuing Bank and Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 1998).

27.1           Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated July 10, 1998 in connection with its agreement to acquire Inco Alloys International (IAI), a business unit of Inco Limited.

The Company filed a report on Form 8-K dated November 12, 1998 in connection with its acquisition of Inco Alloys International (IAI), a business unit of Inco Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SPECIAL METALS CORPORATION


Date: November 12, 1998                By: /s/ Donald R. Muzuka
                                           --------------------
                                           Donald R. Muzyka
                                           President and Chief Executive Officer


Date: November 12, 1998                By: /s/ Donald C. Darling
                                           ---------------------
                                           Donald C. Darling
                                           Chief Financial Officer and Chief
                                           Accounting Officer