Form 10-K
period 1998-12-31
SPECIAL METALS CORP
filed 1999-04-01
CIK 1028965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(mark one)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                          Commission file No. 000-22029

                           SPECIAL METALS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                           25-1445468
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                           4317 Middlesettlement Road
                             New Hartford, NY 13413
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 798-2900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form. 10-K. [X]

At March 1, 1999, the aggregate market value of the publicly traded voting stock held by non-affiliates of the Registrant was $28,371,625 based upon the closing price of the Registrant's common stock on that date as reported by the Nasdaq National Market. At March 1, 1999 the Registrant had 15,479,000 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 1999 annual shareholders meeting are incorporated by reference into Part III of this report.

                           Special Metals Corporation
                                    Form 10-K
                                Table Of Contents

Item                                                                                                      Page
----                                                                                                      ----

                                     Part I
1   Business                                                                                               1
2   Operating Facilities                                                                                  14
3   Legal Proceedings                                                                                     14
4   Submission of Matters to a Vote of Security Holders                                                   17

                                     Part II

5   Market for the Registrant's Common Equity and Related Stockholder Matters                             17
6   Selected Financial Data                                                                               18
7   Management's Discussion and Analysis of Financial Condition and Results of Operations                 19
7A  Quantitative and Qualitative Disclosures About Market Risk                                            28
8   Financial Statements and Supplementary Data                                                           30
9   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure                  63

                                     Part III

10  Directors and Executive Officers of the Registrant                                                    64
11  Executive Compensation                                                                                64
12  Security Ownership of Certain Beneficial Owners and Management                                        64
13  Certain Relationships and Related Transactions                                                        64

                                     Part IV

14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      65
    Signatures                                                                                            69

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Special Metals Corporation (The "Company" or "Special Metals") is the world's largest and most diversified producer of high-performance nickel-based alloys and superalloys. These highly engineered materials are produced to exacting customer specifications for technically demanding applications and are designed to withstand environmental extremes of heat, stress and corrosion. Special Metals offers a number of alloy materials in a broad range of product forms, including sheet, strip, foil, plate, tubing, billet, bar, rod, extruded shapes, rod-in-coil, wire and welding consumables. The Company serves a diverse group of worldwide end-user markets, including aerospace, land based gas turbine power generation, environmental control, marine engineering, fossil-fuel power generation, thermal processing, electronics, chemical and petrochemical processing, petroleum refining and exploration, automotive and consumer products.

         The Company has earned a reputation for consistent product quality and service. Substantially all of the Company's facilities have attained certification under the ISO international quality standards and other domestic and international quality programs.

         On October 28, 1998, the Company acquired the stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit ("IAI") of Inco Limited ("Inco") and entered into a non-competition agreement with Inco (the "Acquisition"). The purchase price was $328 million cash (subject to a purchase price adjustment). The purchase price of the non-competition agreement was $37 million, consisting of $20 million cash and $17 million fair value Series A Convertible Preferred Stock (340,000 shares). The Company financed the cash portion of the aggregate purchase price with funds drawn under a new $375 million bank credit facility and with proceeds from the issuance of $80 million fair value Series A Senior Convertible Preferred Stock (1,600,000 shares) to TIMET Finance Management Company ("TIMET"), a wholly-owned subsidiary of Titanium Metals Corporation ("TMC"). In connection with the preferred stock sale, Special Metals and TMC signed an agreement in principle to form a strategic alliance with respect to manufacturing, marketing, and product development in titanium and high-performance nickel-based alloys. The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of IAI have been included in the consolidated statements of income since the date of acquisition.

INDUSTRY OVERVIEW

         The high-performance nickel-based alloy industry emerged out of the requirement for materials with unique characteristics and physical properties such as high temperature strength, corrosion resistance in very caustic environments, electrical properties, controlled thermal expansion or a combination of these characteristics. In the 1970's and 1980's, many established U.S. and European based specialty stainless metals companies were attracted by the opportunities available in the high-performance nickel-based alloy industry.

         Evolutionary advances in processing procedures and metallurgy expanded the range of high-performance nickel-based alloys in terms of their obtainable characteristics, physical properties and the range of product forms and sizes available. Current industry participants offer several products to the marketplace for a variety of applications. The relationship between the customer and the alloy manufacturer is significant as new alloys are often developed in close collaboration between the manufacturer and the customer.

         Since high-performance nickel-based alloy production utilizes many of the same processes as stainless steel manufacturing, several large industry participants are principally diversified stainless steel enterprises. The balance of the industry is comprised of a number of smaller manufacturers which specialize in specific alloy types and/or product forms. Special Metals is unique in that it is the only company that specializes in both the production of high-performance nickel-based alloys and superalloys and downstream value-added products. Special Metals offers a full range of products, properties, forms and sizes across the entire spectrum of end-user industries.

BUSINESS STRATEGY

         The Company's principal objective is to strengthen its position in the superalloy and special alloy industry and to enhance its ability to anticipate and adapt to customer demands and market opportunities. The Company intends to achieve its goals through the following initiatives:

         Capitalize on leading position in the aerospace market. The largest market segment served by the Company is the aerospace market. The Company intends to strengthen and maintain its position in the aerospace market and diversify into new markets by leveraging its manufacturing capabilities and expertise in high-performance materials. The Company seeks to achieve its goals through providing higher value-added products and product offerings to its customers.

         Continue long-term capital improvement initiatives. Capital expenditures in 1998 totaled $20 million. During the 1999 through 2002 time period, the Company plans to invest $124 million in capital expenditures needed to: expand and modernize its melting, forging, and finishing capabilities; install new, or upgrade existing, business information systems and other investments to maintain its technological leadership position.

         Develop New Products and Enter New Markets. The Company believes that its expertise in the manufacture of high-performance nickel-based alloys and superalloys affords it the ability to design new products and applications and to enter new markets. The Company actively pursues internal development programs which build on core strengths and may be applied to new market segments. Over 90% of the Company's current nickel alloy and superalloy production is comprised of alloys developed by the Company. The Company maintains a research and development activity to continue product development for the core businesses.

         Continue Performance Improvements and Cost Reductions. The Company has realized significant productivity increases in recent years and is committed to continued improvements in its operations and cost structure. Various initiatives have been undertaken by the Company to reduce production and operating costs, shorten manufacturing cycle times and improve quality. Organizational teams employ Statistical Process Control and Six Sigma methodologies to increase utilization rates, optimize existing processes and reduce inventory requirements, process variability, and operating expenses.

         Pursue Acquisitions or Joint Ventures. The Company intends to pursue selective acquisitions and joint ventures that will enable the Company to leverage its manufacturing expertise and metallurgical skills. Potential acquisitions or joint ventures may include investments in companies, technologies, products, or related assets which complement the Company's business or products.

         Increase Product and Geographic Diversification. The Company is a global enterprise with three principal manufacturing facilities in geographically diverse locations that markets high-performance nickel-based alloys and special alloys to a broad range of end customers. The Company's facilities include downstream operations, such as tubemaking and wire drawing, which increase its sales of value-added products. The Company seeks to continue to expand its customer base and its product mix, and believes that such market and product diversification allows it to mitigate the impact of cyclical downturns in both geographical markets and markets for particular products.

OPERATING SEGMENTS

         The Company conducts its business through three principal operating segments on two continents. These segments are: (i) the SMC Premium Alloys Division; (ii) the Inco Alloys North American Division; and (iii) the Inco Alloys European Division. In 1998, the SMC Premium Alloys Division, the Inco Alloys North American Division, and the Inco Alloys European Division accounted for 69%, 20%, and 11% respectively, of the Company's net sales of $253.2 million (23%, 51%, and 26%, respectively on a pro forma basis as if the Acquisition had occurred on January 1, 1998).

SMC PREMIUM ALLOYS DIVISION

         The SMC Premium Alloys Division is primarily engaged in the manufacture, fabrication and distribution of wrought superalloy, superalloy powder, special alloys, and shape memory alloy products. The principal manufacturing facilities of the SMC Premium Alloys Division are located in New Hartford, New York; Princeton, Kentucky; and Ann Arbor, Michigan.

         New Hartford, New York. This facility produces a broad range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms. These products are engineered to meet the high performance requirements and stress applications of aircraft engine rotating components and land-based steam and gas turbine generators. Principal manufacturing operations at this facility include melting, remelting, forging, bar rolling, and billet and bar cold finishing.

         This facility also produces a class of nickel/titanium shape memory alloys (known as Nitinol) which exhibit unique memory and flexibility properties. Nitinol's major uses include medical applications such as orthodontic wire, stents, catheter guide wires and eye glass frames. Industrial applications for Nitinol include cellular telephone antennas, temperature control and clamping devices.

         Princeton, Kentucky. The Company's powder metal facility in Princeton, Kentucky has the capability to atomize and process alloy metal powders for use in aerospace applications. Powder metallurgy superalloy products are used in military jet engines and the latest generation of large commercial jet engines. The Company is the world's largest independent manufacturer of superalloy powder products.

         Ann Arbor, Michigan. This facility designs, manufacturers, and markets silver-based amalgamable dental alloys. Dental products are produced in the form of very fine powder by melting, alloying and atomizing alloys of silver, copper, tin, palladium, and other elements. A number of the division's dental products are protected by patents extending to 2000 and beyond. The Company is the leading North American producer of amalgamable dental alloys.


INCO ALLOYS NORTH AMERICAN DIVISION

         The Inco Alloys North American Division is primarily engaged in the manufacture and sale of nickel-based alloys in a range of product forms, including, billet, bar, rod, sheet, strip, plate, tubing and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire. The primary manufacturing facilities of the Inco Alloys North American Division are located in Huntington, West Virginia; Burnaugh, Kentucky; and Elkhart, Indiana. The division also operates three specialty products subsidiaries.

          The Huntington, West Virginia facility is the largest of its type in the world devoted exclusively to the development, production, marketing and sales of nickel-based alloys. Operations include melting, remelting, forging, hot rolling, and the finishing of rod, sheet/strip, plate, and tubular products. The Huntington facility serves as the principal production, management and marketing headquarters for the Inco Alloys North American

Division's activities. Production in Huntington is supported by melting, remelting, extrusion, large diameter tube reduction, and powder manufacture in Burnaugh, Kentucky and by cold strip finishing in Elkhart, Indiana.

         In addition, the Division's operations include the following ancillary businesses and operations, which specialize in unique product lines complementing the core business:

         Welding Products Company, Newton, North Carolina. This operation manufacturers nickel-based welding consumables for joining high-nickel alloys, high-performance steels, and other materials. The Company's Newton operation supplies products to the North American marketplace via direct sales and through inventory-holding distributors. Specialized production processes include wire drawing, annealing, straightening, cutting, and the production of flux-containing electrodes and wires.

         A-1 Wire Tech, Inc., Rockford, Illinois. This operation converts, markets, and distributes specialty high-performance nickel alloy and stainless steel wire, bar and shaped products for use in a broad range of applications.

         Mechanically Alloyed Products, Huntington, West Virginia. This operation supplies oxide dispersion strengthened alloys produced by the mechanical alloying powder metallurgy process for high temperature aerospace and industrial applications. Similar equipment and capabilities are possessed by the Company's Hereford, England production facility.


INCO ALLOYS EUROPEAN DIVISION

         The Inco Alloys European Division is primarily engaged in the manufacture and sale of nickel-based alloys including billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. Wide sheet and plate products are provided for distribution in Europe through the Company's Inco Alloys North American Division. The primary manufacturing facility of the Inco Alloys European Division is located in Hereford, England. A European subsidiary affiliated with this division produces cold-drawn nickel-based alloy wire and electrical resistance alloy wire and ribbon products.

         Operations of the Company's Hereford, England integrated production facility include the melting, remelting, forging, extrusion, hot rolling and finishing of rod, strip, foil, wire, and tubular products. In addition to these manufacturing operations, the Hereford site is the management center for marketing and sales to Europe, the Middle East, Africa, and India. This organization also includes a network of distribution facilities in key locations throughout Europe.

The Inco Alloys European Division also includes the following subsidiaries:

         Rescal, S.A., Epone, France. Rescal is a major international supplier of electrical resistance alloy wire and ribbon products for use primarily in domestic appliances and heating furnaces. Rescal also specializes in the design and production of high temperature electric annealing furnaces and industrial furnace components.

         Welding Products Company, Stratford-on-Avon, United Kingdom. The facility performs service center operations for the sale and distribution of welding consumables in England, continental western Europe, Africa, India and the Middle East. This distribution effort is coordinated by the Welding Products Company in North America.

         Inco Alloys Services. This network of distribution operations supports the marketing and distribution of nickel-based alloy, welding, electrical resistance alloy, titanium, and cobalt-based hard facing alloy products throughout Europe. Sales offices and service/distribution centers are located in St. Priest (Lyon), France; Milan, Italy; and Rotterdam, Netherlands.

PRODUCTS

         Special Metals produces a comprehensive product range of high-quality alloys which enables it to be a significant supplier to most end-market industries from consumer products to aerospace. A substantial portion of the Company's products are used where corrosion resistance and/or strength at high temperatures is required. Others are specified for physical properties such as electrical resistance, controlled thermal expansion or magnetic characteristics.

         Unique alloys, form combinations and innovative processing techniques have been developed by the Company over the years to serve increasingly demanding customer applications and specifications.

         The Company's fully integrated manufacturing facilities and broad range of metallurgical skills allows it to effectively serve its customers and lead the development of new metal technologies. The Company's alloys are classified into distinct families recognized worldwide by the trademarked designations listed below:


         FAMILY               ALLOY TYPE (PRIMARY ELEMENTS)

         INCONEL              Nickel-Chromium
         INCOLOY              Nickel-Iron-Chromium
         NIMONIC              Nickel-Chromium & Nickel-Chromium-Cobalt
         UDIMET               Nickel-Chromium-Cobalt
         MONEL                Nickel-Copper
         BRIGHTRAY            Nickel-Chromium & Nickel-Iron-Chromium
         NILO                 Nickel-Iron

The principal nickel and superalloy product forms produced by the Company include:

            o   Long Products (Ingot, Billet, Bar, and Cold Drawn Bar)
            o   Flat Products (Plate, Sheet, and Strip)
            o   Pipe, Tube, and Extruded Shapes
            o   Wire and Wire Rod
            o   Welding Products
            o   Niche and Other Products

         The Company's product strategy includes maintaining a strong portfolio of proprietary products. These products include highly specialized formulations, newly developed or improved from existing materials resulting from the joint efforts of the research and development, technical services, and applications engineering groups.


Long Products

         The Company is one of the world's leading producers of superalloy and special alloy long products. This product group is comprised of various alloy and form combinations which include ingot, billet, bar, and cold drawn bar. Long products are produced utilizing ingots manufactured in the Company's New Hartford, Huntington, and Hereford facilities and forging them to a smaller size. The forging process consists of heating an ingot to a precisely controlled temperature and reducing its diameter through pressing or extrusion, thereby producing a billet. The Company's billet products include rounds or squares ranging from 5 to 18 inches in diameter, in lengths up to thirty feet. End market applications of billet products include forged turbine aircraft engine disks, rings, spacers, shafts and casings. The billet may be processed further into bar by rolling it to a smaller cross section. The rolling process entails heating the billet to a precisely controlled temperature and reducing its diameter by passing it between shaped rolls. The Company produces bar products in rounds, squares and rectangles ranging from 0.375 to 5 inches in diameter, in common lengths from twenty to thirty feet. Bar products are sold primarily to machine shops, forgers and distributors. Cold drawn bar products are available in diameters less than 4 inches and include cold drawing in the final fabrication process.


Flat Products

         Flat products are manufactured in numerous sizes, widths and lengths to meet the specialized requirements of the customer. Plate products are produced in gauges ranging from 0.187 to 4 inches and maximum width of 96 inches. Sheet products are produced in gauges ranging from 0.020 to 0.250 inches and maximum width of 48 inches. Strip products are produced in gauges ranging from 0.008 to
0.250 inches and maximum width of 36 inches. Customers use these materials to fabricate a variety of products ranging from industrial to consumer applications.


Pipe, Tube, and Extruded Shapes

         The Company produces extruded and cold-worked seamless pipe and tubular products used for critical piping systems in domestic and international fossil fuel and commercial power facilities. The Company extrudes pipe from 0.5 to 10 inches in diameter. Wall thicknesses are contingent upon product or application requirements and may vary from 0.5 to 2 inches. Pipe and tubular products are produced in lengths up to 40 feet. Extruded shapes may include a broad range of sectional shapes and dimensions and are commonly produced in 20 foot lengths.


Wire and Wire Rod

         Special Metals manufactures specialty wire products at its A-1 Wire Tech operations in Rockford, Illinois, at its Rescal operations in Epone, France and through its wire mill in Hereford, England. Each of these operations draws wire from high-performance nickel-based alloys supplied by other Company facilities in the United States and England, purchased stainless steel and other specialty alloy wire rod. Both Rescal and A-1 Wire Tech market and distribute these products globally. In addition to consuming output of the Company's primary operations, these wire products allow Special Metals to proceed downstream to higher value-added products.

         Both A-1 Wire Tech and the Hereford, England wire mill manufacture products for cold heading, spring wire, weaving wire and other industrial applications. The products are produced as coil, shaped wire or as straightened and cut bar. Finishes include cold drawn, electropolish quality or centerless ground. Rescal produces fine wire and ribbon from electrical resistance alloys for markets in Europe, Asia and the Pacific Rim. In addition, Rescal also produces electric annealing furnaces and components for industrial furnaces.

         The Company also manufactures wire rod products in its Huntington and Hereford facilities. Wire rod products are supplied to customers for further fabrication or for further cold working to smaller diameters.

Welding Products

         The Company produces approximately 50 distinct welding electrodes, bare filler wires and flux products. The Company's aggregation of welding products supports the sale of primary mill products, which require welding, and markets high-value added welding products. The Company manufactures numerous types of filler metals, flux-coated electrodes, flux-cored wires, and fluxes, which may be used to join the high-performance nickel-based alloys it produces. Additional welding product applications include: i) the welding or repair-welding of cast irons, ii) welding dissimilar metal combinations, iii) welding copper-nickel alloys, and iv) overlaying corrosion-resisting layers on steels using welding techniques. Flux coated electrodes (for shielded-metal-arc welding), flux-cored wires (for flux-cored arc welding) and fluxes are produced in the Company's Newton, North Carolina facility. Bare filler wires (for gas-tungsten-arc, gas-metal-arc and submerged arc welding) are manufactured in both the Company's Newton, North Carolina and Hereford, England facilities. Other product offerings include thermal spray wire, flux core wire and weld strip which are produced in a variety of alloy and chemical compositions.

Niche and Other Products

         Powder Metallurgy. In the most advanced jet engines, the requirements for strength, high temperature corrosion resistance and toughness exceed the capabilities of conventional cast/wrought alloys. Powder metallurgy alloys produced using techniques utilized by Special Metals are designed to perform in these extreme environments. Superalloys produced in the Company's Princeton, Kentucky facility are supplied as powder or as consolidated powder billet.

         Dental Products. The Company's Ann Arbor, Michigan facility designs, manufactures and markets silver-based amalgamable alloys used principally for conventional tooth restoration.

         Shape Memory Alloys (Nitinol). Nitinol is a family of specialty nickel/titanium alloys which exhibit unique shape memory and super-elastic characteristics. This class of materials can be formed into a product, bent or twisted into a different shape, and then be easily returned to their original shape. Principal applications include medical devices, orthodontic wire, eyeglass frames, temperature control devices and clamping devices. A business product line has been built around this technology and a newly dedicated manufacturing facility supports its unique production requirements.

         Mechanically Alloyed Products. Special Metals produces Oxide Dispersion Strengthened (ODS) materials in diverse alloys and forms by applying a Mechanical Alloying (MA) powder metallurgy process. The manufacturing activities in support of this business are fully integrated into the operations of the Company. Mechanically Alloyed powders produced in Company facilities are consolidated using conventional extrusion or hot isostatic pressing processes, and the resulting consolidated materials are processed into finished product using standard hot and cold working processes and equipment. Extensive product and market development efforts are being undertaken to expand the use of Mechanically Alloyed products to a broad range of industrial applications that require performance beyond conventional materials. Current applications for mechanically alloyed products include the aerospace, glassmaking and thermal processing industries.

MARKETS

         The Company markets and distributes its products to various defined industrial markets which include the following:

         Aerospace                               Marine
         Chemical                                Thermal Processing
         Power / Pollution Control               Automotive
         Oil / Petrochemical                     Electrical / Heating Elements
         Electronics                             Welding

The key product requirements of each industrial market are as follows:

         Aerospace - The aerospace market utilizes high performance superalloys for service in both the static and rotating components of turbine aircraft engines. Jet engines may produce in excess of 100,000 pounds of thrust and may subject parts to temperatures reaching 2,100(degrees) Fahrenheit. Components for these extreme conditions require high-performance nickel-based alloys. Aerospace applications include disks, casings, blades, vanes, rings, ducting, thermal protection and fasteners. Primary product forms include ingot, billet, rod, bar, plate, extruded shapes and sheet. The aerospace market is the single largest market for the Company's products.

         Chemical - The Chemical industry requires high temperature strength and corrosion resistant nickel-based alloys for process containment and material transfer of corrosive gas and fluids. Product forms include tube, plate, sheet and welding products.

         Power/Pollution Control - Applications in this market include hardware for land based turbines and a range of materials used in scrubber systems for flue gas desulfurization. Common product forms are ingot, plate, sheet and welding products.

         Oil/Petrochemical - Nickel-based applications in this industry are dominated by projects such as downhole tubing for gas wells, transfer piping and process furnaces used in hydrocarbon cracking. Tubing and plate are the major product forms consumed by this industry.

         Electronics - The Company's participation in this industry is primarily in lighting. The Company supplies wire and wire rod products to the industry.

         Marine - Nickel-based alloys possess reliable resistance in seawater environments. Marine applications include critical components aboard nuclear-powered submarines and shipboard systems required to resist sea water corrosion.

         Thermal Processing - The high temperature strength and corrosion resistance of the Company's portfolio of alloys is well-suited for service in industrial processing furnaces used for diverse applications from heat treatment to glassmaking. Rod, bar, wire rod, wire, sheet and plate are common thermal processing forms.

         Automotive - The requirement for cleaner burning, extended warranty, fuel efficient engines has created global opportunities for nickel-based alloys in automobile exhaust valves, exhaust system bellows, oxygen sensors, catalytic converters, and high-temperature fasteners. Rod and strip are the primary product forms supplied to this industry.

         Electrical/Heating Elements - Nickel-based alloys are used in this industry for a wide variety of applications in connectors, leads, resistors, magnetostrictive devices, battery cases, semiconductor packaging, and sheathing for heating elements. The predominant product forms supplied to this industry include thin strip and small diameter wire. Wire products are also used in electrical applications as resistance elements and thermocouples.

         Welding - Nickel-based welding materials are a requisite for the manufacture of fabrications of nickel alloys and other materials. The primary applications include: joining similar or dissimilar nickel-based materials, joining or repairing cast irons, and overlaying nickel-based alloys on dissimilar base materials.


MARKETING AND DISTRIBUTION

         The Company serves a diversified global marketplace through a number of strategic marketing channels. These routes to market are structured to be the most effective and efficient for both Special Metals and the customer, and represent the products of the mills in Huntington, New Hartford and Hereford. The Company's other businesses control their individual routes-to-market using a similar mix of channels as appropriate.

          The Company's global sales and marketing organization identifies potential markets and growth opportunities for its products and determines effective strategies to service those markets and to sustain a position as a preferred supplier. The critical elements of this strategy include:

          o    Maintaining an appropriate presence in emerging market countries
          o    Participating in appropriate route-to-market development
          o Developing partnerships with leading industry customers and suppliers

         The Company continually evaluates and modifies its routes-to-market, thereby increasing customer awareness of Special Metals' products and providing end-market visibility for the sales and marketing groups.

         The Company's marketing representatives build collaborative relationships with end-market customers in order to manufacture and sell products which meet their specific technical requirements and applications. The Company's marketing efforts also provide the highest level of quality customer technical/engineering support and product planning.

         The Company maintains a global presence in all major geographic regions through the following types of outlets:

         o     Direct Sales Representatives
         o Wholly or jointly owned sales and distribution operations such as Inco Alloy Services (IAS) in Europe, Inco Alloys Services (Pacific) Pte. Ltd. (IASPPL) in the Pacific Rim and Daido Inco Alloys Co., Ltd. (DIAL) in Japan
         o     Distributors and Agents
         o Value-added business units of the Company such as A-1 Wire Tech, Rescal, and the Welding Products Company

         The Company distributes alloy products principally through its own direct sales organization to markets in North America, Europe, portions of Central and South America, and the Middle East.

         The Company maintains a strong presence in the continental United States through field sales personnel located in three geographic regions, each of which is administered by a regional sales manager. Regional focus has allowed the Company to achieve operating efficiencies between its manufacturing, distribution, and marketing operations. Field sales personnel utilize computerized information systems which enable them to coordinate efforts with the manufacturing facilities and order entry personnel. The principal sales efforts of the Company in Canada are managed directly through Inco Alloys Canada Ltd. (IACL), located in Toronto, Ontario.

         The Company's direct sales efforts in Europe are coordinated through its principal marketing and sales offices headquartered in Hereford, England. Field sales offices are also located in Paris, Dusseldorf, and Berlin. The coverage of this organization also includes emerging Eastern European nations and the Commonwealth of Independent States.

         The Company operates a sales office in Bangalore, India which services the Indian sub-continent with wrought nickel-based alloy products manufactured by Company facilities in the United States and England.

         In addition to these direct sales organizations, the Company operates a Singapore based trading company, Inco Alloys Services (Pacific) Pte. Ltd., which also has an office in Hong Kong. This organization serves the Pacific Rim with products of the Company and trades in other appropriate, complementary metal products.

         The Company and Daido Steel Co., Ltd. of Japan participate in a joint-venture marketing and sales organization referred to as Daido Inco Alloys Co., Ltd. This organization, in cooperation with Inco Alloys Services (Pacific) Pte. Ltd., markets an extensive range of superalloys and high-performance alloys produced by Special Metals and Daido Steel Co., Ltd. in Japan. This affiliation has led to a strong relationship between the two companies and has promoted joint efforts in product and process development. Marketing efforts of the joint venture are conducted through sales offices in Tokyo, Osaka, and Fukuoka and a service/distribution center and sales office in Nagoya.

         The sale of Special Metals products through distribution channels complements the direct sales efforts of the Company. The Company's distribution network has evolved over a period of years and is continuously improved to ensure the most efficient structure for timely response to customer requirements. The Company continually seeks to refine its distribution base by:
i) offering effective market and product support to existing distributors; ii) selectively expanding wholly-owned Company distribution center locations; and
iii) increasing the number of customer supply partnerships with exclusive distributors in the United States and the United Kingdom.

         The Company also has formed long established relationships with agents and distributors worldwide. These distributors generally sell a comprehensive range of products offered exclusively by the Huntington and Hereford facilities. The Company maintains distribution operations in France, Italy and the Netherlands under the name Inco Alloys Services. Inco Alloys Services sales offices and service/distribution centers are located in St. Priest (Lyon), France; Milan, Italy; and Rotterdam, Netherlands.

         The Company's other businesses, which include the Welding Products Company, A-1 Wire Tech, Rescal, powder products, shape memory alloy products and dental products, have developed their own sales channels to suit their specific businesses.


PRICING

         Pricing of nickel-based alloys can be volatile and is influenced by key raw materials, such as nickel and cobalt. Sales of the Company's products are made under conventional purchase orders, one year supply contracts and long term firm price or index price contracts. Firm price contracts will continue to be a significant part of the superalloy industry because the end users of superalloy products, primarily jet engine manufacturers, require the ability to quote firm prices on products deliverable in the future. The Company will continue to attempt to minimize raw material price risks in connection with firm price contracts by hedging prices of certain raw materials, purchasing raw materials under fixed price arrangements and entering into scrap purchase arrangements with customers.

SUPPLY AND COST OF RAW MATERIALS

         Raw material costs constitute a substantial portion of the Company's cash cost of production. The major raw materials utilized in the manufacture of superalloys and special alloys include scrap and various virgin materials such as nickel, chromium, cobalt, columbium, molybdenum, titanium and aluminum. Over half of the raw materials used in superalloy production is scrap, either internal scrap reclamation from the Company's own production process, or scrap purchased on the open market or from customers. The Company has entered into a long-term supply arrangement with Inco, whereby Inco will supply all of the virgin nickel requirements of the Inco Alloys North American and Inco Alloys European Divisions. Although there can be no assurances, the Company believes that a number of suppliers can produce sufficient quantities of either scrap or virgin raw materials and that it is not dependent on any one supplier for any of the raw materials used to manufacture its products.

         Commercial deposits of certain raw materials used by the Company are found in only a few parts of the world. The availability and prices of these materials may be influenced by cartels, changes in world politics, unstable governments in exporting nations and inflation. Although the Company believes that raw materials are available in adequate quantities at market prices, and that it has not experienced any interruption in the supply of such raw materials, the availability and prices of raw materials may be subject to curtailment or to change due to, among other things, interruptions in production by suppliers, worldwide price levels and allocations to other purchasers.

         Any protracted interruption in the supply of raw materials or substantial increases in their costs could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

CYCLICALITY OF AEROSPACE INDUSTRY

         The aerospace industry is one of the largest end-user markets of the Company's products and has historically been characterized by severe cyclicality which has had a significant impact on the sales and profitability of superalloy producers, including Special Metals. In 1995, the commercial aircraft industry began recovering from the recession of the early 1990's. Rollouts of large commercial aircraft have increased by more than 47% from 1995 to 1997 and 42% from 1997 to 1998. Boeing's production rate increased to over 50 aircraft per month by the end of 1998 with Airbus Industrie, S.A. ("Airbus") producing over 19 airplanes per month. The Company believes the demand of commercial aircraft and the jet engines to power them will remain strong through 1999 or beyond due to projected increases in revenue passenger miles and the imposition of federal Stage 3 noise regulations which require airlines to replace existing Stage 2 engines or retrofit such engines with hush kits. The superalloy industry is also benefiting from a significant increase in demand for jet engine spare parts.

         Substantially all of the revenues of the Company are derived from the sale of superalloy, special alloy and related products. Accordingly, any significant decrease in demand or decline in prices for such products could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

COMPETITION

         Several of the Company's production capabilities are possessed in varying degrees by other companies in the industry, including both domestic and foreign manufacturers. The global industry is highly competitive and dominated by a few major producers. The Company's largest competitors include Allegheny Teledyne, Inc., Carpenter Corporation, Haynes International, Inc., Krupp Vereinigt Deutsche Metallwerke AG, and Sumitomo (Japan).

         In the future, the Company may face increased competition from companies that currently have the required manufacturing equipment, but lack sufficient technological or financial resources. Factors which affect the Company's competitive posture include the quality of its products, service and delivery capabilities, pricing, and engineering/production expertise. Although the Company believes that it exhibits strength in these areas and is well positioned to compete in the markets in which it operates, the competitive nature of the industry has had, and in the future could have, an adverse effect on the business, financial condition, results of operations or prospects of the Company.


RESEARCH & DEVELOPMENT

         Special Metals Corporation is an industry leader in research and technology development. The Company's research and development efforts are closely aligned with its key business objectives - to reduce the cost of producing its core business products, developing and improving proprietary alloys and metallurgical processes, and applying its technology to the manufacture of specialty alloys and materials for new market sectors. The Company's applied research, technical, development and metallurgical production efforts are staffed by approximately 75 individuals with engineering and science degrees. The Company conducts research and development activities at its New Hartford, Princeton, Ann Arbor and Huntington facilities. In addition to complete metal analysis and testing capabilities to support the Company's production and testing of nickel alloys, the New Hartford and Huntington facilities have dedicated research laboratories for physical and mechanical metallurgical analyses and process laboratories for pilot scale processing of new alloys. The research and development staffs collaborate with the Company's production staffs and sales and marketing forces to help identify and develop new products as well as to improve existing products and processes.

         The Company is presently an active participant in several industrial consortia including the U.S. Department of Energy sponsored Specialty Metals Processing Consortium ("SMPC") which includes other U.S. superalloy producers and the EU THERMIE program which has members from the European metal alloy producers and power industry equipment designer, fabricator, and utility companies. The SMPC's purpose is to pursue melting and solidification technology and to better understand the very complex nature of alloy melting and solidification. SMPC's research is conducted at the Sandia National Laboratory and also includes industrial experiments conducted at the member companies. Funding for the consortium is generated through membership fees, matching support from the U.S. Department of Energy and other sources. The THERMIE program involves developing and qualifying critical component materials, including nickel alloys, that can withstand the high operating temperatures in the combustion and steam handling areas and designing an advanced 700(degrees)C steam, pulverized fuel (PF) power plant with 10+% higher operating efficiency than present coal fired power plant systems. The THERMIE program is funded by members of the European Union.

         The Company is a world leader in the development, invention, and production of high-performance nickel-based alloys. Research programs undertaken in laboratories in the New Hartford and Huntington facilities are aimed at creating new proprietary, value-added products, evaluating alloy performance in simulated process environments, improving the technology of Company owned manufacturing facilities, and supporting the daily quality assurance systems and procedures which are an integral part of all production activities. Over 90% of all alloys sold by the Company were invented in its laboratories.

         Non-aerospace special alloys under development include products in the Company's shape memory alloys product line. These products, as with Nitinol, utilize precise chemistries and thermomechanical processing and are being designed for use in medical, industrial and consumer products applications. Additional non-aerospace products under development include dental alloys, such as a recently patented restoration alloy system which offers a unique combination of properties and handling characteristics during application. The Company spent approximately $1.6 million, $1.9 million and $2.9 during 1996, 1997, and 1998, respectively, for research and development activities.

         The Company has also developed research and development initiatives with a number of customers in several industries and with several major universities in North America, Europe and Asia.

         The Company owns over 144 United States patents (with approximately 300 foreign equivalent patents) which protect its proprietary technology and processes, many of which are also filed under the patent laws of other nations. Although these patents, as well as the Company's numerous trademarks, technical information license agreements, and other intellectual property, have been and are expected to be of value, management believes that the loss or termination of any single such item or technically related group would not materially affect the conduct of its overall business.


CUSTOMER CONCENTRATION

         There are a small number of large consumers of high-performance nickel-based alloys in the world, and Special Metals believes it enjoys good relations with them. A substantial portion of the Company's business is conducted with a relatively small number of large customers. The Company's top ten customers accounted for over 50% of the Company's net sales in 1998. In 1998, Wyman Gordon Forgings, Inc. accounted for approximately 16% of the Company's net sales. In 1997, the Company's three largest customers accounted for approximately 21%, 11%, and 10%, respectively, of the Company's net sales. In 1996, the Company's three largest customers accounted for approximately 18%, 13%, and 11%, respectively, of the Company's net sales.


EMPLOYEES

         As of December 31, 1998, the Company had approximately 3,484 employees, approximately 64% of whom are represented by labor unions. The Company has entered into collective bargaining agreements with these union employees as follows:

                                            Number of
                                        Employees Covered
                                          By Bargaining
Location                                   Agreements                  Effective Date                Expiration Date
---------------------------------------------------------------------------------------------------------------------------

New Hartford, New York:
     Production                                 338                    September 1997                August 2003
     Support Technicians                         20                    April 1996                    April 1999
Princeton, Kentucky                              53                    August 1997                   August 2000
Dunkirk, New York                                49                    August 1996                   August 1999
Huntington, West Virginia                       830                    February 1999                 February 2002
Burnaugh, Kentucky                              162                    March 1996                    April 1999
Hereford, England:
     Production                                 550                    November 1998                 November 1999
     Craft                                      130                    November 1998                 November 1999
     Staff (Junior)                              40                    November 1998                 October 1999
     Staff (Senior)                              66                    January 1999                  December 1999

         The Company encountered a strike at the Huntington facility which began on December 11, 1998. The strike ended on February 24, 1999 with labor and management agreeing to a three year contract. The Company believes it has good relations with its employees, but there can be no assurances that the Company will not experience a strike or other work stoppage or that acceptable collective bargaining agreements can be negotiated when the existing collective bargaining agreements expire.


ITEM 2.    OPERATING FACILITIES

         The following table sets forth certain information with respect to the Company's principal operating facilities. The Company believes that its operating facilities are well maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs.



Facility                     Approximate           Nature of
Location                  Size (Square Feet)       Occupancy           Product/Function
------------------------------------------------------------------------------------------------------------

Huntington, WV               1,755,000               Owned             Melting & Finishing Plant
                                                                       Research & Development
Hereford, UK                 1,102,000               Owned             Melting & Finishing Plant
Burnaugh, KY                   400,000               Owned             Melting & Finishing Plant
New Hartford, NY               358,000               Leased            Melting & Finishing Plant
                                                                       Research & Development
                                                                       Corporate Headquarters
Elkhart, IN                    160,000               Owned             Cold Strip Finishing and Conversion
Epone, FR                      150,000               Leased            Wire Products
Rockford, IL                   115,000               Leased            Wire Products
Newton, NC                     100,000               Owned             Welding Products
Dunkirk, NY                     98,000               Leased            Forging Plant
Princeton, KY                   70,000               Leased            Powder Products
                                                                       Research & Development
Ann Arbor, MI                    9,000               Owned             Dental Products
                                                                       Research & Development

         The facilities in New Hartford, Dunkirk and Princeton are leased from government agencies under arrangements in which it pays rent in lieu of taxes and has options to purchase such facilities at a nominal purchase price. These arrangements for the New Hartford, Dunkirk and Princeton facilities expire in 2007, 2001, and 2000 respectively. The Princeton facility lease is subject to extensions for an additional 15 years beyond the current term.


ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

         The Company's facilities are engaged in activities regulated by extensive federal, state, local and foreign environmental and worker safety and health laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the release of hazardous substances (collectively, "Environmental Laws"). In the United States, for example, such laws include the Federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act ("RCRA"), Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and analogous state laws. The Company uses substantial quantities of substances that are considered hazardous or toxic under Environmental Laws. The Company's operations pose a continuing risk of accidental releases of, and worker exposure to, hazardous or toxic substances. There is also a risk that Environmental Laws, or the enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by private parties or government agencies with respect to environmental matters. Although the Company believes that it is in substantial compliance with applicable requirements of Environmental Laws, there can be no assurance that some, or all, of the risks discussed under this heading will not result in liabilities that are material to the Company's business, results of operations, financial condition or cash flows.

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At December 31, 1998, the Company had total reserves of approximately $9.5 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. Of this, $5.5 million in reserves is attributable to the operations of IAI. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. To date, the Company has incurred no material penalties pursuant to Environmental Laws. The Company incurred average annual capital expenditures for environmental matters of $.2 million during 1996 and 1997 and $1.4 million during 1998. The Company's 1999 capital budget provides $3.6 million for environmental protection and compliance matters. This increase is primarily attributable to the acquisition of the IAI business. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

         The following is a summary of the more significant environmental matters or proceedings in which the Company is currently involved:

         Asbestos Exposure Actions. The Company's domestic IAI subsidiary (Inco Alloys International, Inc., "IAII") is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of IAII and former employees of contractors to IAII, alleging exposure to asbestos at IAII's Huntington, West Virginia facility. Plaintiffs' counsel have also informed IAII that they intend to add similar claims by additional plaintiffs. Insurance coverage is available for some of these proceedings. The damages sought by plaintiffs in these actions, if IAII were required to pay them, could have a material adverse effect on the business, financial condition, results of operations or cash flow of the Company.

         Manganese Exposure Actions. IAII is a defendant in seven actions (one not served) by plaintiffs seeking damages for alleged health problems resulting from exposure to manganese in welding products and one action in which the plaintiff alleges exposure, to manganese originating in wastewater from IAII's Huntington, West Virginia facility, while an employee of the Huntington Sanitary Board. One case is scheduled for trial in May 1999; the other cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flow of the Company, but there can be no assurance that this will be the case.

         Ludlow Landfill. The Company has been identified as a potentially responsible party ("PRP") under CERCLA at the Ludlow Landfill, Clayville, New York, due to the Company's alleged generation of certain industrial wastes, including wastes contaminated by polychlorinated biphenyls ("PCBs"), which were disposed at the landfill (the "Ludlow Site"). CERCLA imposes strict, joint and several liability upon, inter alia, generators of wastes disposed at a contaminated site, for investigation and remedial costs.

         The Company assumed responsibility for remediation of the Ludlow Site and has completed remediation except for that of an adjoining property known as the "North Gravel Pit." The discovery of PCB contamination in the North Gravel Pit has required further investigation and remediation. The Company's engineers have submitted to the DEC a report detailing their investigation pursuant to the work plan and recommending a remedial alternative. The Company has established a reserve based on the recommended remedial alternative. However, the DEC has notified the Company that it did not find the recommended remedial alternative acceptable. The Company hopes to reach agreement with the DEC on the final remedial alternative, which may include removal of additional PCB-impacted soils, in 1999. The additional costs, if any, associated with the modified final remedial alternative can not be determined until the areas of dispute with the DEC are resolved. Furthermore, if the EPA, which also has jurisdiction over the Ludlow Site, disagrees with the final remedial alternative, it may seek to require implementation of a different remedial alternative.

         The Company is also responsible for post-closure operations and maintenance at the remainder of the Ludlow Site, including groundwater monitoring, through 2027. These operations and maintenance costs are estimated at approximately $90,000 per year for a total of approximately $2.6 million. At December 31, 1998, the Company's reserve in respect of these expenses, based on a present value calculation using a discount rate of 4%, was $1.4 million. In addition, the Company may be required to conduct certain post-closure activities.

         The Company and the DEC also disagree concerning the DEC's outstanding natural resources damage claim. The DEC has requested additional annual biota sampling for a period in excess of the post-closure operations and maintenance period, to be incorporated in a revised post-closure operations and maintenance plan. The Company has disputed this request. The Company cannot determine at this time whether it will have to undertake this long-term biota sampling.

         Though the Company does not believe it likely that liabilities at the Ludlow Site will have a material adverse effect on the Company's business, results of operations, financial condition or cash flow, this possibility cannot be excluded.

         Universal Waste Site. The owners and operators of the Universal Waste Site, Utica, New York, conducted a preliminary site assessment pursuant to a consent order with the DEC, which also conducted a separate preliminary site assessment. The Company believes that at least four other potentially responsible parties have been identified with respect to the contamination at the site. The Company has not been obligated to become involved in the investigation. Based upon the limited information available to it, the Company has established a reserve of $575,000. However, because of the preliminary nature of the investigation, it is not possible at this time to provide a reasonable estimate of the ultimate cost of any investigative or remedial work which will be required, or the Company's share, if any, of such costs. Therefore, it is possible that liabilities could arise in respect of this site that could have a material adverse effect on the business, results of operations, financial condition or cash flows of the Company.

         Huntington and Burnaugh RCRA Facility Assessments. The Huntington, West Virginia, and Burnaugh, Kentucky facilities of IAII have been subject to site inspections pursuant to RCRA. Draft reports issued by the respective inspecting agencies recommended environmental investigation at Huntington and Burnaugh. However, neither report was ever issued in final form, and no action has been taken by the inspecting agency since January 1996 in the case of Huntington and April 1992 in the case of Burnaugh. If such investigation is ultimately required, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

DEPARTMENT OF JUSTICE INVESTIGATION

         In March 1999, the Company received a subpoena from a federal grand jury investigating possible violations of the federal antitrust laws in the nickel industry. The Company intends to respond to the subpoena but cannot at this time determine what further action may be taken by the grand jury or the United States Justice Department's Antitrust Division, which is submitting evidence to the grand jury.

OTHER MATTERS

         From time to time, the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Except as discussed above, the Company does not believe that it is presently a party to any proceedings that are likely to have a material adverse effect on the Company's business, financial condition, results of operation or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market under the symbol "SMCX." As of March 1, 1999 there were approximately 60 shareholders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's common stock. The quarterly common stock ranges for the previous two fiscal years are indicated below:

                                                   1998                                        1997
Quarter Ended                             High               Low                      High               Low
---------------------------------------------------------------------------------------------------------------------------

March 31                                $ 18.00           $ 15.50                   $ 18.00           $ 14.75
June 30                                   18.81             14.00                     20.00             13.38
September 30                              16.50             10.00                     19.75             17.38
December 31                               10.44              7.00                     23.13             16.75

         The Company has not paid dividends on its common stock during 1998 or 1997 and does not currently pay dividends on its common stock. Future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. The Company's ability to pay dividends is also subject to the covenants contained in the credit agreements. As a result of the restrictive covenants in the Company's credit agreements, the Company is effectively precluded from paying dividends for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 1994, 1995, 1996, 1997, and 1998. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

                                                                         Year Ended December 31
                                               1994             1995              1996              1997             1998
                                        -----------------------------------------------------------------------------------
                                                              (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales                                  $   95,510       $   132,245      $   162,300       $   186,071      $   253,226
Cost of goods sold                             93,625           114,752          133,828           142,029          219,110
                                        -----------------------------------------------------------------------------------
Gross profit                                    1,885            17,493           28,472            44,042           34,116
Selling, general and
   administrative expenses                      4,313             5,207            5,408             6,958           16,063
                                        -----------------------------------------------------------------------------------

Operating income (loss)                        (2,428)           12,286           23,064            37,084           18,053
Interest expense                                4,361             4,727            4,079               670            4,109
Other income                                        -                 -                -              (107)            (914)
                                        -----------------------------------------------------------------------------------
Income (loss) before income taxes              (6,789)            7,559           18,985            36,521           14,858
Income tax expense (benefit) (1)                   99               354              (96)           13,519            5,018
                                        -----------------------------------------------------------------------------------
Net income (loss)                          $   (6,888)      $     7,205      $    19,081       $    23,002      $     9,840
                                        ===================================================================================
Net income  (loss)  attributable  to
   common shareholders                     $   (6,888)      $     7,205      $    19,081       $    23,002      $     8,769
                                        ===================================================================================
Net income (loss) per share -
   Basic and assuming dilution             $     (.56)      $       .58      $      1.54       $      1.53      $       .57
Weighted average shares outstanding            12,400            12,400           12,400            15,004           15,479

BALANCE SHEET DATA (AT PERIOD END):
Working capital                            $   29,287       $    35,779      $    47,450       $    68,825      $   323,764
Total assets                                   91,901           106,945          116,492           141,750          840,154
Current portion of long-term debt
   and capital lease obligations                4,233             5,270            4,296               316           13,155
Long-term debt and capital lease
   obligations (excluding current
   maturities)                                 46,465            41,587           42,522               174          282,792
Subordinated notes payable to
   affiliates                                   8,500             8,500            1,500                 -                -
Stockholders' equity                            8,987            15,666           34,775           103,971          111,359


--------------------------------
(1) Income tax expense for 1995 and 1996 differs from the amount which is derived by applying the combined statutory income tax rates due to the utilization of previously unrecognized net operating loss and other tax carryforwards in 1995 and 1996 and the recognition of previously unrecognized deferred income tax assets in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a significant portion of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

OVERVIEW

         IAI ACQUISITION

         On October 28, 1998, the Company acquired the stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit ("IAI") of Inco Limited ("Inco") and entered into a non-competition agreement with Inco (the "Acquisition"). The purchase price was $328 million cash (subject to a purchase price adjustment). The purchase price of the non-competition agreement was $37 million, consisting of $20 million cash and $17 million fair value Series A Convertible Preferred Stock (340,000 shares). The Company financed the cash portion of the aggregate purchase price with funds drawn under a new $375 million bank credit facility and with proceeds from the issuance of $80 million fair value Series A Senior Convertible Preferred Stock (1,600,000 shares) to TIMET Finance Management Company ("TIMET"), a wholly-owned subsidiary of Titanium Metals Corporation ("TMC"). In connection with the Acquisition and related financing, the Company also incurred fees totaling approximately $11.3 million. The acquisition has been accounted for under the purchase method of accounting, and the results of operations of IAI have been included in the consolidated statements of income since October 28, 1998, the date of acquisition. See Note 2 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

         GENERAL

         The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The SMC Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines; and silver-based amalgamable dental alloys. The Inco Alloys North American Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubing, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Inco Alloys European Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. In 1998, the SMC Premium Alloys Division, the Inco Alloys North American Division, and the Inco Alloys European Division accounted for 69%, 20%, and 11% respectively, of the Company's net sales of $253.2 million.

         Net Sales. Net sales include sales of the Company's high-performance nickel-based alloy, superalloy, and special alloy products, as well as revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts and indexed price contracts. Long-term firm price and indexed price contracts have become more prevalent in the superalloy industry because jet engine manufacturers are required to provide firm price quotations to airlines for jet engines to be delivered several years into the future. To the extent that it has entered into long-term agreements, the Company has sought pricing terms which are either indexed or otherwise accommodate changes in product and raw material markets.

         Export sales represent a significant portion of the Company's business. In 1996, 1997 and 1998, sales to purchasers outside of the United States totaled 28%, 31% and 24% of the Company's net sales, respectively.

         Cost of Goods Sold. The high-performance nickel-based alloy and superalloy industry is characterized by high capital investment and high fixed costs, and therefore profitability is significantly affected by changes in volume. Variable costs such as raw materials, labor, supplies and energy (primarily electricity) generally account for more than 70 percent of the Company's cost of goods sold. Fixed costs, such as indirect overhead and depreciation, constitute the remainder of the Company's cost of goods sold. The Company has undertaken various initiatives to maintain and improve its efficiency and cost position over the last few years.

         A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At December 31, 1998, the Company had open purchase contracts with a notional principal value of approximately $30.9 million. The fair value of the material covered by these contracts, based on the December 31, 1998 price quoted on the LME, was approximately $28.4 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred. Unrealized losses on forward contracts not designated or effective as hedges, totaling approximately $0.5 million, have been recognized in income currently.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and the office of the president.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, statements of income data as a percentage of net sales.

                                                        1996             1997              1998
                                                 ----------------------------------------------

Net sales                                              100.0%           100.0%            100.0%
Costs of goods sold                                     82.5             76.3              86.5
                                                 ----------------------------------------------
Gross profit                                            17.5             23.7              13.5
Selling, general and
   administrative expenses                               3.3              3.7               6.3
                                                 ----------------------------------------------
Operating income                                        14.2             20.0               7.2
Interest expense                                         2.5               .4               1.6
Abandoned acquisition costs                              -                 .3               -
Other income                                             -                (.4)              (.3)
                                                 -----------------------------------------------
                                                         2.5              0.3               1.3
                                                 ----------------------------------------------
Income before income taxes                              11.7             19.7               5.9
Income taxes expense (benefit)                           (.1)             7.3               2.0
                                                 ----------------------------------------------
Net income                                              11.8%            12.4%              3.9%
                                                 ===============================================


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         Net Sales. Net sales increased $67.1 million, or 36.1%, from $186.1 million in 1997 to $253.2 million in 1998. This increase is the result of including two months' sales of IAI, offset in part by reduced sales of the SMC Premium Alloys Division as a consequence of global economic pressures which have resulted in reduced volumes and increased pressure on prices, and customer inventory adjustments in response to earlier order patterns which led to overstocking in customer plants.

         Export sales decreased from 31% of the Company's net sales for 1997 to 24% of the Company's net sales for 1998. This decrease is a result of the Acquisition.

         Cost of Goods Sold. Cost of goods sold increased $77.1 million, or 54.3%, from $142.0 million in 1997 to $219.1 million in 1998. As a percentage of net sales, cost of goods sold increased from 76.3% in 1997 to 86.5% in 1998. This increase is the result of including IAI's results of operations for the two months subsequent to its acquisition. For SMC Premium Alloys Division, cost of goods sold, as a percentage of net sales, increased from 76.3% in 1997 to 81.3% in 1998. This increase is due primarily to the decrease in net sales of the division.

         Gross Profit. Gross profit decreased $10.0 million, or 22.5% from $44.1 million in 1997 to $34.1 million in 1998, as a consequence of global economic pressures and customer inventory adjustments in response to earlier order patterns which led to overstocking in customer plants.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.1 million, or 130.9% from $7.0 million in 1997 to $16.1 million in 1998. Selling, general and administrative expenses as a percentage of net sales increased from 3.7% in 1997 to 6.3% in 1998. The increase was due to including IAI's results of operations for the two months subsequent to the Acquisition.

         Operating Income. Operating income decreased $19.0 million, or 51.3% from $37.1 million in 1997 to $18.1 million in 1998. Operating income as a percentage of net sales decreased from 20.0% in 1997 to 7.2% in 1998.

         Interest Expense. Interest expense increased $3.4 million from $.7 million in 1997 to $4.1 million in 1998, primarily due to the increase in indebtedness in connection with the Acquisition.

         Income Taxes. Income tax expense decreased $8.5 million from $13.5 in 1997 to $5.0 million in 1998, primarily due to the decrease in operating income and the increase in interest expense. The effective tax rate was 37.0% in 1997 and 33.8% in 1998.

         Net Income. Net income decreased $13.2 million, or 57.2% from $23.0 million in 1997 to $9.8 million in 1998. Net income as a percentage of net sales decreased from 12.4% for 1997 to 3.9% for 1998.


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

LIQUIDITY AND CAPITAL RESOURCES

         On October 28, 1998, the Company completed the acquisition of IAI and entered into a non-competition agreement with Inco. See "- Overview - IAI Acquisition."

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

         Net cash provided by operating activities was $10.9 million, $22.1 million and $21.3 million for 1996, 1997 and 1998, respectively.

         Capital expenditures were $2.8 million, $9.9 million and $20.3 million for 1996, 1997 and 1998, respectively. The increase in capital expenditures from 1997 to 1998 was principally due to the Acquisition.

         The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (the "Credit Agreement"), which the Company entered into in connection with the Acquisition. The Credit Agreement provides for a $125 term loan (the "Tranche A Term Loan"), a $100 million term loan (the "Tranche B Term Loan," and, together with the Tranche A Term Loan, the "Term Loans") and a $150 million revolving credit and letter of credit facility. (the "Revolving Credit Facility"). Proceeds from the Term Loans were used to finance a portion of the purchase price of the Acquisition.

         Under the Revolving Credit Facility, the Company can borrow, repay and re-borrow from time to time up to $150 million in the aggregate. The Revolving Credit Facility terminates on October 28, 2003. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. Interest on the Tranche A Term Loan and amounts outstanding under the Revolving Credit Facility bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .50%, plus a margin of zero to 1.50% depending on the Company's leverage ratio or (ii) the Eurodollar rate, which is the reserve adjusted New York interbank offered rate, plus a margin of 0.75% to 2.75% depending on the Company's leverage ratio. The applicable margins for amounts outstanding on the Tranche B Term Loan are
(i) for base rate loans, either 1.50% or 2.00% depending on the Company's leverage ratio and (ii) for Eurodollar rate loans, 2.75% or 3.25% depending on the Company's leverage ratio. A commitment fee of .375% to .50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

         The Tranche A Term loan is scheduled to be repaid in quarterly installments over five years and the Tranche B Term loan is scheduled to be repaid in quarterly installments over seven years as follows (in thousands):

                             Tranche A        Tranche B
         Year                Term Loan        Term Loan          Total
         ----                ---------        ---------          -----
         1999            $      11,250    $       1,000     $      12,250
         2000                   17,500            1,000            18,500
         2001                   27,500            1,000            28,500
         2002                   36,250            1,000            37,250
         2003                   30,000           12,625            42,625
         2004                        -           47,500            47,500
         2005                        -           35,625            35,625

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

         The Company's obligations under the Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and by a pledge of the capital stock of certain subsidiaries. The Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, create liens, guarantee indebtedness or enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"); consolidated leverage ratio; interest coverage ratio and fixed charge coverage ratio. At December 31, 1998, the Company was in violation of the minimum EBITDA financial test.

         Subsequent to December 31, 1998, the Company entered into the First Amendment to Credit Agreement and Limited Waiver (the "Amendment") which, among other things, waived the event of default which resulted from the Company not complying with the minimum EBITDA financial test, revised the financial tests for 1999 and subsequent periods, adjusted the applicable margins to those indicated above, and will restrict payments of dividends on the Series A Convertible Preferred Stock for a period through at least the first quarter of 2000, as specified in the Amendment.

         In connection with the IAI acquisition, the Company issued an aggregate of $97 million liquidation value Series A Senior Convertible Preferred Stock. See "- Overview - IAI Acquisition" and Footnotes 2 and 18 to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

         Over the next four years, the Company plans to invest up to $124 million in capital expenditures to expand and modernize its melting, forging and finishing equipment, install new or upgrade existing business information systems and make other investments to maintain its position as a technical leader. Certain covenants in the Credit Agreement limit the annual amount of capital expenditures. In addition to planned capital expenditures, the Company expects to evaluate, from time to time, potential acquisitions. Potential acquisitions may include investments in companies, technologies or products which complement the Company's business or products. Sources of funds for such acquisitions could include funds generated from operations or alternative sources of debt or equity capital. Certain covenants in the Credit Agreement may restrict or limit the Company's ability to enter into or complete an acquisition. Under such circumstances, the Company would need to amend, obtain a waiver of, or refinance the Credit Agreement. See " - Forward Looking Statements."

         The Company does not expect the future costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement could result in expenditures in excess of amounts estimated to be required for such matters. See " - Forward Looking Statements."

         The Company expects that cash and cash equivalents on hand, cash flow from operations and borrowing capacity under the Credit Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months. See " - Forward Looking Statements."


BACKLOG

         As of December 31, 1998, the Company's backlog orders aggregated approximately $298.1 million, compared to $155.5 million at December 31, 1997. The increase in backlog orders is primarily due to the IAI acquisition. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at December 31, 1998 are expected to be shipped within the 12 months beginning January 1, 1999. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm price orders will not be canceled or delayed.


INFLATION

         Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operation for the periods presented.


LEGAL PROCEEDINGS

        Reference is made to the information included in Item 3 - "Legal Proceedings" of this Form 10-K, which is hereby incorporated by reference.


IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs in the Company's computer systems and plant equipment systems which contain time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations resulting in disruptions in manufacturing operations or other normal business activities.

         The Company has undertaken multiple projects aimed at replacing its current management information systems and information technology infrastructure. However, the Company also believes that modifications to certain of its process control computers will be required so that they will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its information technology systems and process control systems. However, if such modifications and conversions are not made, or are not completed timely, a material impact on the operations of the Company could result.

         The Company's plan to resolve the Year 2000 issues in each of its three principal operating segments is as follows:

         SMC Premium Alloys Division

         The SMC Premium Alloys Division has undertaken a formal program which encompasses replacing its current management systems with an enterprise-wide business information system, related upgrades to its information technology infrastructure and modifications to its manufacturing process control systems. The division's plan to resolve the Year 2000 issue includes the following four phases: assessment, remediation, testing, and implementation. To date, the division has fully completed its assessment of all computer systems and programs which could be significantly affected by the Year 2000. Appraisal costs were expensed prior to the division initiating a formal Year 2000 program. Systems and programs which require modification have been identified and such modifications and related testing is expected to be completed by August 1, 1999.

         In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers and customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although less than 50% of the division's suppliers and customers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999. A second appraisal of significant suppliers and customers is scheduled for the first quarter of 1999.

         Inco Alloys North American Division

         The Inco Alloys North American Division has established a formal program which encompasses replacing its current management systems with an enterprise-wide business information system, related replacements and upgrades to its information technology infrastructure and modifications to manufacturing process control systems. The division's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the division has fully completed its assessment of all computer systems and programs which could be significantly affected by the Year 2000. The division has also identified all software supplied by outside vendors which is not currently Year 2000 compliant. With respect to such non-compliant software, the division has acquired the most recent release and is currently testing such versions for Year 2000 compliance. Systems and programs which require modification or replacement have been identified and such modifications and related testing is expected to be completed by June 30, 1999.

         In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although less than 50% of the division's suppliers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999. The division has not initiated formal communications with its large customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their Year 2000 issues.

         Inco Alloys European Division

         The Inco Alloys European Division has established a formal program for monitoring and measuring Year 2000 readiness which encompasses replacement, upgrades and modifications to management information systems, information technology infrastructure, and manufacturing process control systems. The division's resolution phases include assessment, remediation, testing and implementation. The division has established a comprehensive inventory and risk assessment of computing platforms and programs which require Year 2000 resolution. All hardware required for stand alone testing of systems has been installed in order to provide an off-line production testing environment for Year 2000 program compliance. The division has also identified all software supplied by outside vendors which is not currently Year 2000 compliant. With respect to such non-compliant software, the division has acquired the most recent release and is currently testing such versions for Year 2000 compliance. Systems and programs which require modification or replacement have been identified and such modifications and related testing is expected to be completed by April 30, 1999.

         In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers and large customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Several of the division's significant suppliers and customers have responded and believe they will be Year 2000 compliant prior to December 31, 1999. Although less than 75% of the division's suppliers and customers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999.

         The Company's overall Year 2000 project approach and status for each of the respective divisions is as follows:

                                                                                                   ($ millions)
                                               Stage            Estimated Timetable            Total        Costs Incurred
Description of Approach                    of Completion          For Completion              Budget            To Date
---------------------------------------------------------------------------------------------------------------------------

COMPUTER SYSTEMS:
Assess systems for possible Year 2000
   impact:

   SMC Premium Alloys                            100%               Completed                   --                  --
   Inco Alloys North American                    100%               Completed                   --                  --
   Inco Alloys European                          100%               Completed                   --                  --

Modify or replace non-compliant
   systems and test systems with system
   clocks set at current date:

   SMC Premium Alloys                             65%               August 1, 1999         $   6.5             $   4.3
   Inco Alloys North American                     50%               June 30, 1999             14.0                 3.5
   Inco Alloys European                           90%               April 30, 1999              .4                  .2

PROCESS CONTROL SYSTEMS:

Computer-dependent process control
   systems assessment and compliance
   procedures

   SMC Premium Alloys                             60%               June 30, 1999          $    .5             $    .1
   Inco Alloys North American                     90%               July 31, 1999               .1                  --
   Inco Alloys European                           80%               August 31, 1999             .4                  .1

         The Company has determined it expects to have no exposure to contingencies related to the year 2000 issue for the products it has sold. The Company expects to utilize both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications. The Company at this time has no plan to utilize independent verification and validation processes to assure reliability of risk and cost estimates, nor does the Company plan to utilize independent third party verification to test computer systems for Year 2000 compliance. The Company anticipates completing the year 2000 project in 1999, prior to any anticipated impact on its operating systems. Maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy.

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

         The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company's ability to take customer orders, manufacture and ship products, invoice customers or collect payments could be impaired. In addition, disruptions caused by third-parties or disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


IMPACT OF NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The new standard must be adopted for year 2000 financial reporting. The impact of compliance with SFAS No. 133 has not yet been determined by the Company.

         In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The Company plans to adopt the SOP on January 1, 1999. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company does not expect that the effect of adopting the new SOP will be material.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices, foreign currency exchange and interest rates. The Company is exposed to various market risks, including changes in commodity prices, foreign currency exchange rates and interest rates. The Company has entered into financial instrument transactions which attempt to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates, and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

         The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. The forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts by approximately $250,000. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $550,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         At December 31, 1998, the Company has approximately $293 million of variable rate long-term debt. The Company enters into interest swap agreements to manage a portion of its exposure to interest rate changes. At December 31, 1998, the Company had outstanding interest rate swap agreements with a notional value of approximately $137 million, maturing in September 2003, which effectively fix the interest rates on the underlying debt at a weighted average 5.86% plus the applicable margins based on the Company's leverage ratio. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $156 million of debt that is not covered by the swap agreements by approximately $1,600,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                       Page in
                                                                      Form 10-K
                                                                      ---------

Report of Independent Auditors                                           31

Consolidated Balance Sheets                                              32

Consolidated Statements of Income                                        33

Consolidated Statements of Shareholders' Equity                          34

Consolidated Statements of Cash Flows                                    35

Notes to Consolidated Financial Statements                               36

                         Report of Independent Auditors


Board of Directors
Special Metals Corporation


We have audited the accompanying consolidated balance sheets of Special Metals Corporation as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Special Metals Corporation at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
---------------------
Buffalo, New York
February 22, 1999,
except for Note 6, as to which the date is
March 31, 1999

                           Special Metals Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                          DECEMBER 31

                                                                                   1997                1998
                                                                                   ----                ----

ASSETS
Current assets:
   Cash and cash equivalents                                           $          12,237      $       39,622
   Restricted deposits                                                             1,161                 352
   Accounts receivable - trade, less allowance for doubtful accounts of
     $168 and $3,179, respectively                                                25,427             130,696
   Accounts receivable - affiliates                                                4,785               6,938
   Inventories                                                                    50,580             271,812
   Prepaid expenses and other current assets                                       2,591              16,991
                                                                       -------------------------------------
Total current assets                                                              96,781             466,411
Property, plant and equipment                                                     39,727             309,025
Non-competition agreement, net of accumulated amortization of $617
in 1998                                                                                -              36,383
Other assets                                                                       5,242              28,335
                                                                       -------------------------------------
Total assets                                                           $         141,750      $      840,154
                                                                       =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable - trade                                            $          15,688      $       46,753
   Accrued liabilities                                                            11,952              79,576
   Notes payable                                                                       -               3,163
   Current portion of long-term debt and capital leases                              316              13,155
                                                                       -------------------------------------
Total current liabilities                                                         27,956             142,647
Long-term debt and capital leases                                                    174             282,792
Postretirement benefits obligation                                                 2,471             188,748
Other long-term liabilities                                                        7,178              16,537
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting, $0.01 par value, 10,000,000 shares authorized, 1,940,000 issued and
   outstanding at December 31, 1998                                                    -              98,071

Shareholders' equity:
   Common stock, $0.01 par value, 35,000,000 shares authorized,
    15,477,000 and 15,479,000 shares issued and outstanding,
    respectively                                                                     155                 155
   Paid-in surplus                                                                75,678              75,712
   Accumulated other comprehensive loss                                             (496)             (1,911)
   Retained earnings                                                              28,634              37,403
                                                                       -------------------------------------
Total shareholders' equity                                                       103,971             111,359
                                                                       -------------------------------------
Total liabilities and shareholders' equity                             $         141,750      $      840,154
                                                                       =====================================

SEE ACCOMPANYING NOTES.

                           Special Metals Corporation
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)


                                                                      YEAR ENDED DECEMBER 31
                                                           1996                1997             1998
                                                       ---------------------------------------------------
Net sales to non-affiliates                            $     155,322       $     175,570   $   243,457
Net sales to affiliates                                        6,978              10,501         9,769
                                                       -----------------------------------------------
                                                             162,300             186,071       253,226

Cost of goods sold                                           133,828             142,029       219,110
                                                       -----------------------------------------------
                                                              28,472              44,042        34,116

Selling, general and administrative
   expenses                                                    5,408               6,958        16,063
                                                       -----------------------------------------------

Operating income                                              23,064              37,084        18,053

Other expense (income):
   Interest expense                                            4,079                 670         4,109
   Abandoned acquisition costs                                     -                 554             -
   Other                                                           -                (661)         (914)
                                                       -----------------------------------------------
                                                               4,079                 563         3,195
                                                       -----------------------------------------------

Income before income taxes                                    18,985              36,521        14,858

Income tax  (benefit) expense                                    (96)             13,519         5,018
                                                       -----------------------------------------------

Net income                                                    19,081              23,002         9,840

Accumulated preferred stock dividends                              -                   -         1,071
                                                       -----------------------------------------------

Net income available to common shareholders            $      19,081       $      23,002   $     8,769
                                                       ===============================================

Earnings per common share, basic and assuming
   dilution                                            $        1.54       $        1.53   $      0.57
                                                       ===============================================

SEE ACCOMPANYING NOTES.

                           Special Metals Corporation
                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                              COMMON STOCK                        ACCUMULATED         RETAINED
                                                                                     OTHER            EARNINGS
                                                                    PAID-IN      COMPREHENSIVE      (ACCUMULATED
                                          SHARES          PAR       SURPLUS          LOSS             DEFICIT)       TOTAL
                                          ------          ---       -------          ----             --------       -----

Balance - December 31, 1995                12,400      $   124       $ 29,716        $   (725)   $   (13,449)     $  15,666
Comprehensive income:
   Net income                                   -            -              -               -         19,081         19,081
   Minimum pension liability adjustment,
     net of tax of ($465)                       -            -              -              28              -             28
                                                                                                                -----------
   Comprehensive income                                                                                              19,109
                                        -----------------------------------------------------------------------------------
Balance - December 31, 1996                12,400          124         29,716            (697)         5,632         34,775

Sale of common stock                        3,075           31         45,926               -              -         45,957
Common stock grants                             2            -             36               -              -             36
Comprehensive income:
   Net income                                   -            -              -               -         23,002         23,002
   Minimum pension liability
     adjustment, net of tax of $161             -            -              -             201              -            201
                                                                                                                -----------
   Comprehensive income                                                                                              23,203
                                        -----------------------------------------------------------------------------------
Balance - December 31, 1997                15,477          155         75,678            (496)        28,634        103,971

Common stock grants                             2            -             34               -              -             34
Comprehensive income:
   Net income                                   -            -              -               -          9,840          9,840
   Minimum pension liability
     adjustment, net of tax of ($659)           -            -              -          (1,075)             -         (1,075)
   Foreign currency translation
     adjustment                                 -            -              -            (340)             -           (340)
                                                                                                                -----------
   Comprehensive income                                                                                               8,425
Accumulated preferred stock dividends           -            -              -               -         (1,071)        (1,071)
                                        ------------------------------------------------------------------------------------
Balance - December 31, 1998                15,479      $   155       $ 75,712        $ (1,911)   $    37,403      $ 111,359

SEE ACCOMPANYING NOTES.

                           Special Metals Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              YEAR ENDED DECEMBER 31
                                                                   1996                1997                1998
                                                               -------------------------------------------------

OPERATING ACTIVITIES
Net income                                                     $   19,081           $  23,002          $   9,840
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization                                    4,440               3,612              8,222
   Loss on sale of fixed assets                                         1                   2                  -
   Provision for deferred income taxes                             (4,071)                584                570
   Incentive stock compensation                                         -                  36                 34
   Change in assets and liabilities, net of effects from
     businesses acquired:
     Accounts receivable                                           (1,759)             (1,583)            25,739
     Inventories                                                   (3,683)             (7,841)             9,756
     Prepaid expenses and other current assets                       (122)                166                446
     Income taxes                                                    (262)                306             (5,653)
     Accounts payable - trade                                      (1,972)              2,832            (11,883)
     Accrued liabilities                                           (1,311)               (108)           (13,216)
     Postretirement benefits obligation                               567                 567               (418)
     Other long-term liabilities                                       27                 508             (2,105)
                                                       ---------------------------------------------------------
Net cash provided by operating activities                          10,936              22,083             21,332

INVESTING ACTIVITIES
Payments for businesses acquired, net of cash acquired                  -                   -           (320,010)
Payment for covenant not to compete                                     -                   -            (20,000)
Capital expenditures                                               (2,805)             (9,935)           (20,264)
Net change in restricted deposits                                       -              (1,161)               809
Proceeds from sale of fixed assets                                      -                   8                  -
                                                       ---------------------------------------------------------
Net cash used in investing activities                              (2,805)            (11,088)          (359,465)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock                                   -                   -             80,000
Proceeds from sale of common stock                                      -              45,957                  -
Proceeds from term loans                                           20,000                   -            225,000
Borrowings under revolving credit facilities                       37,300                   -             70,000
Repayment of revolving credit facilities                          (39,100)            (26,000)                 -
Repayment of subordinated notes payable to affiliates              (7,000)             (1,500)                 -
Repayment of term loans and other long-term debt                  (18,287)            (20,319)            (2,910)
Financing and other deferred costs                                   (321)               (232)            (6,462)
                                                       ---------------------------------------------------------
Net cash (used in) provided by financing activities                (7,408)             (2,094)           365,628
Net effect of exchange rate changes on cash                             -                   -               (110)
                                                       ---------------------------------------------------------
Net increase in cash                                                  723               8,901             27,385
Cash and cash equivalents at beginning of year                      2,613               3,336             12,237
                                                       ---------------------------------------------------------
Cash and cash equivalents at end of year                       $    3,336           $   12,237         $  39,622
                                                       =========================================================

SEE ACCOMPANYING NOTES.

                           Special Metals Corporation
                   Notes to Consolidated Financial Statements
                        December 31, 1996, 1997 and 1998


1.     ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Special Metals Corporation (the Company) is a manufacturer of high-performance, nickel-based alloys and superalloys. The Company sells its products world-wide, with a substantial portion being sold to customers in the aerospace industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATIONS

The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," with the functional currency of the foreign subsidiaries being the applicable local currency. Accordingly, all items of income and expense are translated at average exchange rates for the year and all assets and liabilities are translated at the year-end exchange rate. Gains or losses on translations are accumulated in other comprehensive income in the shareholders' equity section of the balance sheet.

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

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


1.     ACCOUNTING POLICIES (CONTINUED)

RESTRICTED DEPOSITS

The Company is required to maintain on deposit with a broker, a margin account to cover unrealized losses on its forward purchase contracts in excess of $750,000. Such amounts have been recorded on the Company's balance sheet as restricted deposits.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of approximately 48% of 1998 inventories were valued using the LIFO (last-in, first-out) method. All remaining inventories are accounted for under the FIFO (first-in, first-out) or average methods of accounting.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, principally 10 - 40 years for buildings and improvements, 5-20 years for machinery and equipment, 3 years for data processing equipment, and 5-20 years for furniture and fixtures. The cost of property, plant and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments, using interest rates appropriate at the inception of the lease, or the fair value of the leased property, plant and equipment at the inception of the lease. Depreciation expense includes the amortization of property, plant and equipment recorded under capital leases.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of purchase price over net assets acquired is being amortized on the straight-line basis over 40 years. The Company periodically reviews this asset to assess recoverability. Impairments would be recognized in operating results if a permanent reduction in value were to occur.

INVESTMENT IN JOINT VENTURE

The Company's investment in joint venture represents its 50% investment in Daido Inco Alloys Co., Ltd. ("DIAL"). DIAL is a Japanese marketer of an extensive range of superalloys and high-performance alloys produced by the Company and Daido Steel Co., Ltd. in Japan. The Company accounts for its investment using the equity method.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews asset carrying amounts whenever events or circumstances indicate that such carrying amounts may not be recoverable. When considered impaired, the carrying amount of the asset is reduced, by a charge to income, to its current fair value.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


1.     ACCOUNTING POLICIES (CONTINUED)

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

PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). The provisions of SFAS 132 revise employers' disclosures about pension and other postretirement benefit plans and standardize the disclosure requirements for pensions and other postretirement benefits to the extent practicable. SFAS 132 does not change the measurement or recognition of these plans.

STOCK-BASED COMPENSATION

The Company accounts for stock options granted under its stock-based compensation plan in accordance with the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

RESEARCH AND DEVELOPMENT COSTS

Product research and development costs are charged to expense as incurred. Research and development expense for the years ended December 31, 1996, 1997 and 1998 was $1,649,000, $1,906,000 and $2,920,000, respectively.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


1.     ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

As part of its risk management strategy, the Company purchases forward contracts to manage its exposure to changes in commodity prices, primarily nickel. The Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are short-term in nature to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle.

In the normal course of business, the Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures on its operations. The Company does not engage in any foreign currency activities which have not been specifically designated as hedges.

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

The Company also enters into interest rate swap agreements to manage its exposure to interest rate fluctuations. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense.

START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of the SOP in its financial statements for the year ended December 31, 1998. The adoption of SOP 98-5 had no effect on the Company's reported earnings.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


2.     INCO ALLOYS ACQUISITION

On October 28, 1998, the Company acquired the stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit ("IAI") of Inco Limited ("Inco") and entered into a non-competition agreement with Inco (the "Acquisition"). IAI produces high-performance nickel-based alloys in various forms, including sheet, strip, foil, plate, tubing, billet, bar, rod, extruded shapes, wire rod and welding products. IAI's products are used in the aerospace, chemical process, environmental, off-shore drilling, industrial gas turbine, and automotive markets. The purchase price was $328 million cash (subject to a purchase price adjustment). The purchase price of the non-competition agreement was $37 million, consisting of $20 million cash and $17 million fair value Series A Convertible Preferred Stock (340,000 shares). The Company financed the cash portion of the aggregate purchase price with funds drawn under a new $375 million bank credit facility and with the proceeds from the issuance of $80 million fair value Series A Convertible Preferred Stock (1,600,000 shares) to TIMET Finance Management Company, a wholly-owned subsidiary of Titanium Metals Corporation. In connection with the Acquisition and the related financing, the Company also incurred fees totaling approximately $11.3 million.

The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of IAI have been included in the consolidated statements of income since the date of acquisition. The initial $328 million purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. This allocation, however, is subject to adjustment based upon the final purchase price adjustment, which is pending. The non-competition agreement is being amortized on the straight line basis over its contractual life of ten years.

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place at the beginning of the respective periods. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the date indicated, or which may result in the future.

                                                            DECEMBER 31
                                                     1997               1998
                                                     ----               ----
                                                (In thousands, except per share
                                                            amounts)

Net sales                                        $  854,541      $  761,095
Net income                                           41,349          13,802
Net income available to common shareholders          34,923           7,376
Net income per share:
   Basic                                               2.33            0.48
   Diluted                                             1.98            0.48

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


3.     INVENTORIES

Inventories consist of the following:
                                                             DECEMBER 31
                                                       1997               1998
                                                    ---------------------------
                                                            (In thousands)

Raw materials and supplies                          $  13,007         $  67,198
Work-in-process                                        37,573           151,136
Finished goods                                              -            57,478
                                                    ---------------------------
                                                       50,580           275,812
Adjustment to LIFO cost                                     -            (4,000)
                                                    ---------------------------
                                                    $  50,580         $ 271,812
                                                    ===========================


4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                             DECEMBER 31
                                                       1997               1998
                                                    ---------------------------
                                                            (In thousands)

Land                                                   $  1,272         $  7,379
Buildings and improvements                               19,509           78,665
Machinery and equipment                                  51,381          230,148
Furniture and fixtures                                      431            2,798
Construction-in-progress                                  7,649           37,022
                                                    ---------------------------
                                                         80,242          356,012
Less accumulated depreciation                            40,515           46,987
                                                    ---------------------------
                                                       $ 39,727         $309,025
                                                    ===========================

Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $3,180,000, $3,429,000 and $6,500,000, respectively.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


5.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                                                 DECEMBER 31
                                                            1997           1998
                                                            -------------------
                                                               (In thousands)

Accrued payroll and employee benefits                      $ 6,940       $34,077
Amounts due to former affiliates                                 -        15,706
Other                                                        5,012        29,793
                                                           ---------------------
                                                           $11,952       $79,576
                                                           =====================


6.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt at December 31 consists of the following:

                                                                 DECEMBER 31
                                                            1997           1998
                                                          ---------------------
                                                               (In thousands)
Credit Agreement:
   Term Loans                                              $ -         $222,250
   Revolving Credit Facility                                 -           70,000
Capital leases                                             490            2,188
Other                                                        -            1,509
                                                          ---------------------
                                                           490          295,947
Current portion                                            316           13,155
                                                          ---------------------
                                                          $174         $282,792
                                                          =====================

During 1998, in connection with the Acquisition, the Company entered into a new Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (the "Credit Agreement"). The Credit Agreement provides for a $125 million term loan (the "Tranche A Term Loan"), a $100 million term loan (the "Tranche B Term Loan," and, together with the Tranche A Term Loan, the "Term Loans") and a $150 million revolving credit and letter of credit facility (the "Revolving Credit Facility"). Proceeds from the Term Loans and Revolving Credit Facility were used to finance a portion of the purchase price of the Acquisition.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


6.     LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

Under the Revolving Credit Facility, the Company can borrow, repay and re-borrow from time to time up to $150 million in the aggregate. The Revolving Credit Facility matures on October 28, 2003. The amount the Company may borrow under the Revolving Credit Facility is reduced by the aggregate amount of any letters of credit issued for the account of the Company. Amounts outstanding on the Tranche A Term Loan and under the Revolving Credit Facility bear interest at the Company's option at (i) a base rate, as defined, plus a margin of zero to 1.50% depending on the Company's leverage ratio or (ii) a Eurodollar rate, which is the reserve-adjusted New York interbank offered rate, plus a margin of 0.75% to 2.75% depending on the Company's leverage ratio. The applicable margins for amounts outstanding on the Tranche B Term Loan are (i) for base rate loans, either 1.50% or 2.00% depending on the Company's leverage ratio and (ii) for Eurodollar rate loans, 2.75% or 3.25% depending on the Company's leverage ratio. The weighted-average interest rate at December 31, 1998 was 7.07%. A commitment fee of .375% to .50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

The Tranche A Term loan is scheduled to be repaid in quarterly installments over five years and the Tranche B Term loan is scheduled to be repaid in quarterly installments over seven years. The Company is required to prepay amounts outstanding under the Credit Agreement out of the excess cash flow of the Company. Prepayments will be applied first to the Term Loans, pro rata, then to amounts outstanding under the Revolving Credit Facility and finally as cash collateral against outstanding letters of credit. So long as any amounts remain outstanding under the Tranche A Term Loan, lenders under the Tranche B Term Loan may elect not to have their portion of the Tranche B Term Loan prepaid until the Tranche A Term Loan is paid in full.

The Company's obligations under the Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and by a pledge of the capital stock of certain subsidiaries. The Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, including dividends, create liens, guarantee indebtedness or enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"); consolidated leverage ratio; interest coverage ratio and fixed charge coverage ratio. At December 31, 1998, the Company was in violation of the minimum EBITDA financial test.

Subsequent to December 31, 1998, the Company entered into the First Amendment to Credit Agreement and Limited Waiver (the "Amendment") which, among other things, waived the event of default which resulted from the Company not complying with the minimum EBITDA financial test, revised the financial tests for 1999 and subsequent periods, adjusted the applicable margins to those indicated above, and will restrict payments of dividends on the Series A Convertible Preferred Stock for a period through at least the first quarter of 2000, as specified in the Amendment.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


6.     LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

Scheduled principal repayments on long-term debt for the next five years and thereafter are as follows (in thousands):

           1999                                   $        13,155
           2000                                            19,268
           2001                                            29,173
           2002                                            37,514
           2003                                           112,912
           Thereafter                                      83,925
                                                  ---------------
                                                  $       295,947
                                                  ===============


7.     OPERATING LEASES

The Company leases certain equipment under operating leases which contain renewal options and escalation clauses in some cases. Rental expense under these leases amounted to approximately $460,000, $460,000 and $1,290,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The following amounts represent future minimum payments under operating leases with initial or remaining noncancelable terms extending beyond one year (in thousands):

           1999                                   $         3,930
           2000                                             2,832
           2001                                             1,348
           2002                                               575
           2003                                               147

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


8.     RETIREMENT PLANS

The Company provides defined benefit pension and postretirement benefit plans to employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                                                                                     OTHER
                                                                         PENSION BENEFITS                    POSTRETIREMENT BENEFITS
                                                                      1997              1998                 1997              1998
                                                                    ---------------------------------------------------------------
                                                                          (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning
   of year                                                          $  35,203         $  41,174         $   5,494         $   5,506
Benefit obligations of businesses acquired                                 --           291,026                --           191,825
Service cost                                                            1,459             3,179                65               491
Interest cost                                                           2,577             6,107               365             2,383
Plan participants' contributions                                           --                --               115               129
Effect of amendments                                                       --                --                --              (663)
Actuarial loss (gain)                                                   4,082             3,238              (214)               53
Benefits paid                                                          (2,054)           (5,901)             (319)           (1,844)
Currency translation                                                       --              (634)               --                --
Amendments                                                                (93)              337                --                --
                                                                    ---------------------------------------------------------------
Benefit obligation at end of year                                      41,174           338,526             5,506           197,880

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
   year                                                                30,910            39,475                --                --
Assets of businesses acquired                                              --           296,453                --                --
Actual return on plan assets                                            8,837            25,432                --                --
Employer contribution                                                   1,782               918                --                --
Benefits paid                                                          (2,054)           (5,901)               --                --
Currency translation                                                       --              (683)               --                --
                                                                    ---------------------------------------------------------------
Fair value of plan assets at end of year                               39,475           355,694                --                --
                                                                    ---------------------------------------------------------------

Funded status                                                          (1,699)           17,168            (5,506)         (197,880)
Unrecognized transition obligation                                         --                --             3,343             2,554
Unrecognized actuarial loss (gain)                                        769           (13,226)             (441)             (484)
Unrecognized prior service cost                                        (1,254)             (764)              133                62
                                                                    ---------------------------------------------------------------
Net amount recognized                                               $  (2,184)        $   3,178         $  (2,471)        $(195,748)
                                                                    ================================================================

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


8.     RETIREMENT PLANS (CONTINUED)

                                                                                                        OTHER
                                                                  PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                                1997            1998               1997          1998
                                                           -----------------------------------------------------------
                                                                                     (In thousands)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
   POSITION CONSIST OF:
Accrued benefit liability:
   Other assets                                            $       -       $   5,469           $       -     $       -
   Accrued liabilities                                           (76)         (4,969)                  -        (7,000)
   Postretirement benefits obligation                              -               -              (2,471)     (188,748)
   Other long-term liabilities                                (3,073)              -                   -             -
                                                           -----------------------------------------------------------
                                                              (3,149)            500              (2,471)     (195,748)
Intangible asset                                                 165             144                   -             -
Accumulated other comprehensive income                           496           1,571                   -             -
Deferred tax effect of equity charge                             304             963                   -             -
                                                           -----------------------------------------------------------
Net amount recognized                                      $  (2,184)      $   3,178           $  (2,471)    $(195,748)
                                                           ===========================================================

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                   7.5%          6.5%                  7.0%        6.5%
Expected return on plan assets                                  9.0%          9.0%                  n/a          n/a
Rate of compensation increase                                   5.0%      3.5% - 5.5%               n/a          n/a


The aggregate accumulated benefit obligation and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $52,808,000 and $37,839,000, respectively, as of December 31, 1998, and $20,377,000 and $18,871,000, respectively, as of December 31, 1997.

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $58,260,000 and $41,564,000, respectively, as of December 31, 1998. As of December 1997, all plans had projected benefit obligations in excess of plan assets.

The unrecognized transition obligation is being amortized on a straight-line basis over 20 years. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


8.     RETIREMENT PLANS (CONTINUED)

Net periodic benefit cost included the following:

                                                                          YEAR ENDED DECEMBER 31
                                                                  1996                1997                1998
                                                       ---------------------------------------------------------
                                                                              (In thousands)
PENSION BENEFITS:
Service cost - benefits earned
   during the period                                   $            1,193         $     1,459           $  3,179
Interest cost on projected benefit obligation                       2,406               2,577              6,107
Expected return on plan assets                                     (2,395)             (2,749)            (7,947)
Amortization of unrecognized prior service cost                       (99)               (181)              (152)
                                                       ---------------------------------------------------------
Net periodic pension benefit cost                      $            1,105         $     1,106           $  1,187
                                                       =========================================================

OTHER  POSTRETIREMENT BENEFITS:
Service cost - benefits earned
   during the period                                   $               67         $        65           $    491
Interest cost on projected benefit obligation                         387                 365              2,383
Amortization of unrecognized portion of net obligation at
   transition                                                         228                 223                183
Amortization of unrecognized prior service cost                        65                  20                 15
Recognized actuarial loss                                              (2)                (25)               (23)
                                                       ---------------------------------------------------------
Net periodic postretirement benefit cost               $              745         $       648           $  3,049
                                                       =========================================================

For measuring the postretirement benefit obligation, a 9.0% annual rate of increase in the net medical claims cost was assumed. The rate was assumed to decrease gradually to 5.5% in 2005 and remain at that level thereafter. Assumed medical claims cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:

                                          ONE PERCENTAGE         ONE PERCENTAGE
                                          POINT INCREASE         POINT DECREASE
                                          --------------         --------------
                                                   (In thousands)
Effect on total of service and
     interest cost components             $         290          $        (283)
Effect on postretirement
     benefit obligation                          19,105                (18,471)

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


8.     RETIREMENT PLANS (CONTINUED)

The Company also sponsors a number of defined contribution plans covering substantially all employees. Participants may elect to contribute basic contributions. The Company may make discretionary matching contributions, as well as additional discretionary contributions. The Company recorded a charge for such contributions of approximately $220,000, $290,000 and $760,000 in 1996, 1997 and 1998, respectively.


9.     RELATED PARTY TRANSACTIONS

The Company and an affiliate share common insurance coverage for product liability related to the aircraft and space industries, contingent liabilities and excess liabilities greater than $10 million but less than $50 million. The Company is charged a pro rata premium based on the net sales of the covered parties. The Company was charged $212,000, $200,000 and $204,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

During 1997, the Company and one of its shareholders entered into a Managerial Assistance Agreement, whereby the shareholder provides the Company with information and advice regarding the management of its existing business and the expansion of the Company's business into new products and markets. Under the agreement, which is cancellable upon 30 days written notice, the Company is required to pay the shareholder a pre-established monthly fee and to reimburse the shareholder for expenses. The Company was charged $360,000 in connection with this agreement during both 1997 and 1998.


10.    INCOME TAXES

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory rates applicable to future years to the differences. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries and affiliated joint venture as the Company does not currently expect those unremitted earnings to reverse and become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. As of December 31, 1998, the undistributed earnings of the foreign subsidiaries and affiliated joint venture were approximately $900,000, all of which were generated during 1998.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


10.    INCOME TAXES (CONTINUED)

The components of income before income taxes are as follows:

                                                                             YEAR ENDED DECEMBER 31
                                                                     1996             1997              1998
                                                              --------------------------------------------------
                                                                                 (In thousands)
Domestic                                                      $        18,985       $    36,521  $        13,967
Foreign                                                                     -                 -              891
                                                              --------------------------------------------------
                                                              $        18,985       $    36,521  $        14,858
                                                              ==================================================

Income tax (benefit) expense consists of the following:

                                                                             YEAR ENDED DECEMBER 31
                                                                     1996             1997              1998
                                                              ----------------------------------------------
                                                                                 (In thousands)

Current:
   Federal                                                    $         3,793       $    11,665  $         4,856
   State                                                                  182             1,270              271
   Foreign                                                                  -                 -              784
                                                              --------------------------------------------------
                                                                        3,975            12,935            5,911
Deferred:
   Domestic                                                   $        (4,071)      $       584           $ (845)
   Foreign                                                                  -                 -              (48)
                                                              --------------------------------------------------
Deferred                                                               (4,071)              584             (893)
                                                              --------------------------------------------------
                                                              $           (96)      $    13,519           $5,018
                                                              ==================================================

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


10.    INCOME TAXES (CONTINUED)

Income tax (benefit) expense differs from the amount computed by applying the statutory income tax rate as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                                        1996             1997              1998
                                                              --------------------------------------------------
                                                                                 (In thousands)
Income before income taxes at 35%                             $         6,645       $    12,782        $   5,200
Permanent income tax disallowances                                         59                64              116
State taxes, net of federal effect                                        118             1,321              197
Benefit of foreign sales corporation                                        -              (700)            (653)
Taxes on foreign income in excess of Federal rate                           -                 -               62
Benefit of net operating loss carryforwards previously
   reserved                                                            (1,122)                -                -
Benefit of Federal AMT and other credit carryforwards
   previously reserved                                                 (1,997)                -                -
Elimination of valuation allowance                                     (3,735)                -                -
Other                                                                     (64)               52               96
                                                              --------------------------------------------------
                                                              $           (96)      $    13,519        $   5,018
                                                              ==================================================

Deferred tax liabilities and assets recorded in the Company's balance sheets consist of the following:

                                                                                           DECEMBER 31
                                                                                   1997                 1998
                                                                       ----------------------------------------
                                                                                    (In thousands)
Deferred tax liabilities:
   Property, plant and equipment                                       $          (1,743)           $  (70,852)
   Inventory                                                                           -                (7,360)
   Other                                                                             (64)               (4,084)
                                                                       ---------------------------------------
Gross deferred tax liabilities                                                    (1,807)              (82,296)

Deferred tax assets:
   Employee retirement plans                                           $           1,896            $   75,447
   Accrued liabilities                                                             3,087                18,454
   New York State investment tax credit carryforward                                 365                 1,016
   Other                                                                             452                 2,883
                                                                       ---------------------------------------
Gross deferred tax assets                                                          5,800                97,800
                                                                       ---------------------------------------
Net deferred taxes                                                     $           3,993            $   15,504
                                                                       =======================================

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


10.    INCOME TAXES (CONTINUED)

Deferred tax liabilities and assets are recorded in the Company's balance sheets as follows:

                                                              DECEMBER 31
                                                       1997              1998
                                                --------------------------------
                                                          (In thousands)

Current deferred tax assets                     $      2,375         $  12,382
Long-term deferred tax assets                          1,618             3,122
                                                ------------------------------
Net deferred taxes                              $      3,993         $  15,504
                                                ==============================

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

FORWARD PURCHASE CONTRACTS

As part of its risk management strategy, the Company purchases forward contracts to manage its exposure to changes in commodity prices, primarily nickel. The contracts mature principally in 1999. At December 31, 1998, the Company had open purchase contracts with a notional principal value of approximately $30,918,000. The fair value of the material covered by these contracts, based on the December 31, 1998 price quoted on the London Metal Exchange, was approximately $28,423,000. At December 31, 1998, substantially all of the forward contracts were designated and were effective as hedges for firm price sales agreements the Company had entered into. Unrealized gains and losses on these forward contracts have been deferred. Unrealized losses on forward contracts not designated or effective as hedges, totaling approximately $493,000, have been recognized in income currently.

FORWARD CURRENCY AND CURRENCY OPTION CONTRACTS

Certain of the Company's purchase and sales are denominated in foreign currencies. As part of its risk management strategy, the Company periodically enters into forward currency and currency option contracts to manage its exposure to changes in exchange rates. At December 31, 1998, the Company had the following outstanding forward contracts to buy or sell currencies at the following rates:

     o    Buy $4,056,000 at an average rate to pounds sterling of $1.67
     o    Buy $3,360,000 at an average rate to FF of $0.18
     o    Buy DM 10,200,000 at an average rate to pounds sterling of DM 2.82
     o    Buy JPY 81,292,000 at an average rate to USD of JPY 119.93
     o    Sell DM 11,128,000 at an average rate to pounds sterling of DM 2.88
     o    Sell DM 893,000 at an average rate to USD of DM 1.80
     o    Sell ITL 731,000,000 at an average rate to pounds sterling of ITL
          2,736
     o    Sell $890,000 at an average rate to pounds sterling of $1.68

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


11.    FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

FORWARD CURRENCY AND CURRENCY OPTION CONTRACTS (CONTINUED)

In addition, the Company had outstanding written call options, giving the buyer the right, but not the obligation to purchase from the Company, the following:

     o    DM 11,400,000 at an average rate to pounds sterling of DM 2.73
     o    FF 3,600,000 at an average rate to pounds sterling of FF 9.81
     o    ITL 960,000,000 at an average rate to pounds sterling of ITL 2,898

Also, the Company had outstanding put options, giving it the right, but not the obligation, to sell the following:

     o    DM 15,000,000 at an average rate to pounds sterling of DM 2.81
     o    FF 9,000,000 at an average rate to pounds sterling of FF 9.81
     o    ITL 2.4 billion at an average rate to pounds sterling of ITL 2,898

The fair value of forward currency and currency option contracts for any individual currency and in the aggregate is not significant.

INTEREST RATE SWAP AGREEMENTS

To manage its exposure to interest rate fluctuations, the Company has interest rate swap agreements with a notional amount of $68,062,500 through September 15, 2003 based on LIBOR at 5.95% and $68,062,500 through September 15, 2003 based on LIBOR at 5.76%. Under these agreements, the Company pays interest at fixed rates based upon the established LIBOR rates plus the applicable margins set forth in the Credit Agreement, and receives payments based upon the variable rates. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense. The fair value of the swap agreements is a net liability of approximately $1,300,000.

FAIR VALUE DISCLOSURE

The carrying amounts reported in the Company's balance sheets for cash and cash equivalents approximate fair value. The carrying amounts reported in the Company's balance sheets for long-term debt, including current portion, approximate fair value, as the underlying long-term debt instrument is comprised of notes that are repriced on a short-term basis. The fair values of the Company's off-balance-sheet instruments are based on the settlement of the agreements.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


12.    BUSINESS SEGMENT INFORMATION

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ended after December 15, 1998. The Company has adopted the statement for the year ended December 31, 1998.

The Company has identified three reportable business segments. The SMC Premium Alloys segment consists of the pre-acquisition company, which manufactures and distributes superalloy and other high-performance nickel-based alloy products, principally to the aerospace industry. The Inco Alloys segments (North America and Europe) consist of the recently acquired businesses, which manufacture and distribute high-performance nickel-based alloy products to a wide range of industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

Segment information as of and for the year ended December 31, 1998 is as follows. For 1996 and 1997, the Company consisted solely of the SMC Premium Alloys segment.

                                                          INCO
                                          SMC            ALLOYS          INCO
                                        PREMIUM           NORTH         ALLOYS
                                        ALLOYS           AMERICA        EUROPE         CORPORATE           TOTAL
                                        ------           -------        ------         ---------           -----
                                                                   (In thousands)
1998
Sales to external customers         $     174,997   $      50,253    $      27,976   $           -   $      253,226
Intersegment sales                            220           8,287            3,140               -           11,647
Operating income (loss)                    26,346          (8,662)           1,428          (1,059)          18,053
Depreciation and amortization               4,562           2,233              541             886            8,222
Total assets                              146,961         470,094          175,748          47,351          840,154
Capital expenditures                        9,061           5,620            5,583               -           20,264


                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


12.    BUSINESS SEGMENT INFORMATION (CONTINUED)

Financial information relating to the Company's operations by geographic area is as follows:

                                                YEAR ENDED DECEMBER 31
                                         1996           1997         1998
                                 -----------------------------------------------
                                                  (In thousands)
NET SALES
United States                    $     117,463    $    128,247   $     165,457
France                                  20,851          29,902          23,788
Other                                   23,986          27,922          63,981
                                 ---------------------------------------------
                                 $     162,300    $    186,071   $     253,226
                                 =============================================

LONG-LIVED ASSETS
United States                    $      33,231    $     39,727   $     271,525
United Kingdom                               -               -          33,587
Other                                        -               -           3,913
                                 ---------------------------------------------
                                 $      33,231    $     39,727   $     309,025
                                 =============================================


13.    STATEMENT OF CASH FLOW - SUPPLEMENTAL DISCLOSURES

Selected cash payments and noncash activities were as follows:

                                                YEAR ENDED DECEMBER 31
                                         1996             1997            1998
                                 ----------------------------------------------
                                                   (In thousands)
Cash paid during the year for:
   Interest                      $       5,616     $       750   $       1,166
   Income taxes                          4,198          12,570          11,483

Non-cash activities:
   Intangible pension asset      $         (10)    $       138   $         (21)
   Accumulated pension adjustment          (28)           (201)          1,075
   Deferred taxes                          465            (161)            659
                                 ----------------------------------------------
     Net accrued pension
      liability                  $         427     $      (224)  $       1,713
                                 ==============================================

During 1998, the Company financed $17,000,000 of the non-competition agreement with the issuance of 340,000 shares of non-voting Series A Convertible Preferred Stock.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


14.    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws, and is currently involved in several actions regarding the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes generated over a number of years including the following.

The Company, with contribution from other parties, performed remedial actions at a site in Clayville, New York (the "Ludlow Landfill"). Except for investigation and remediation at an adjoining property known as the "North Gravel Pit," the New York State Department of Environmental Conservation ("DEC") has advised the Company that all work performed to date is acceptable. The Company is responsible for operation and maintenance costs through 2027. The costs for this are estimated to be approximately $90,000 per year. The total estimated costs of approximately $2.6 million have been discounted at an annual rate of 4% in the accompanying financial statements. The DEC may also seek post-excavation biota monitoring, a procedure to assess the toxicity of water contamination. This claim is not expected to be material. The Company may also be required to perform contingent post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has also been discovered at the North Gravel Pit site. A study was completed in 1997 to determine the extent of the contamination and to select an appropriate remedial alternative. Based on this study, the Company has developed a remediation plan for the site and is currently negotiating the plan with the DEC. The Company anticipates that it will be responsible for operation and maintenance costs for an extended period following the remediation. Based upon information available, the Company estimates the total cost of remediation to be $1.6 million. The Company has reserved a total of approximately $3.0 million with respect to the Ludlow Landfill and North Gravel Pit.

The Company has also been identified as potentially responsible for investigation and remediation of the Universal Waste Site, an allegedly contaminated site in Utica, New York. The owners and operators of the Universal Waste Site conducted a preliminary site assessment pursuant to a consent order with the DEC, which also conducted a separate preliminary site assessment. The Company believes that at least four other potentially responsible parties have been identified with respect to the contamination at the site. The Company has not been obligated to become involved in the investigation. Based upon the limited information available to its environmental engineers, the Company has established a reserve of $575,000. However, because of the preliminary nature of the investigation, it is not possible, at this time, to provide a reasonable estimate as to the ultimate cost of any investigative or remedial work which will be required, or the Company's share, if any, of such costs.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


14.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL (CONTINUED)

The Company's domestic IAI subsidiary (Inco Alloys International Inc., "IAII") is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of IAII and former employees of contractors to IAII, alleging exposure to asbestos at the Company's Huntington, West Virginia facility. Plaintiffs' counsel have also informed IAII that they intend to add similar claims by additional plaintiffs. Insurance coverage may be available for some of these proceedings. It is not possible at this time to reasonably estimate the damages, if any, that the Company may be required to pay with respect to these claims.

IAII is also a defendant in several actions by plaintiffs seeking damages for alleged health problems resulting from exposure to manganese in welding products, and one action in which the plaintiff alleges exposure to manganese originating in wastewater from the Company's Huntington, West Virginia facility. One case is scheduled for trial in May 1999 and the other cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations, or cash flows of the Company, but there can be no assurance that this will be the case.

The Company is on notice of, and involved in, certain other environmental matters which have been settled or are at various stages of discussion, negotiation or settlement which the Company does not believe to be material.

Although the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that some, or all, of the risks noted previously will not result in liabilities that are material to the Company's business, results of operations, financial position, or cash flows.

OTHER

In March 1999, the Company received a subpoena from a federal grand jury investigating possible violations of the federal antitrust laws in the nickel industry. The Company intends to respond to the subpoena but cannot at this time determine what further action may be taken by the grand jury or the United States Justice Department's Antitrust Division, which is submitting evidence to the grand jury.

From time to time, the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company does not believe that it is a party to any proceedings at the present time that could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


15.    CONCENTRATIONS

For the year ended December 31, 1996, sales made to the Company's three largest customers represented approximately 18%, 13% and 11%, respectively, of the Company's total sales. For the year ended December 31, 1997, sales made to the Company's three largest customers represented approximately 21%, 11% and 10%, respectively, of the Company's total sales. For the year ended December 31, 1998, sales made to the Company's largest customer represented approximately 16%, of the Company's total sales. These customers are principally from the SMC Premium Alloys business segment. No other customers, in any year, represented over 10% of the Company's total sales.

At December 31, 1997, accounts receivable from three customers represented approximately 37% of total accounts receivable. No other customers accounted for over 10% of the Company's total accounts receivable at December 31, 1997 and 1998.

Approximately 64% of the Company's employees are represented by nine separate domestic and international collective bargaining agreements which terminate at various times between April 1999 and February 2002. Approximately 29% of the labor force is covered by collective bargaining agreements that will expire within one year.


16.    EQUITY APPRECIATION RIGHTS PLAN

The Company has an Equity Appreciation Rights Plan ("Rights Plan") which provides for the grant of rights to receive cash payments based on the appreciation of the book value of the Company, as defined ("Rights"). Rights may generally be exercised from the fifth anniversary of the date of grant through the tenth anniversary of the date of grant, or earlier in the event of a change in control, termination without cause, retirement, death or disability. Rights are forfeited in the event the holder is terminated by the Company for cause, as defined. Each Right is based on the total book value of the Company at the date of grant, divided by 10,000,000 and appreciation is calculated using aggregate after tax profits after the date of grant. At December 31, 1996, 1997 and 1998, 50,000 Rights were outstanding, of which 20,000, 30,000 and 50,000, respectively, were currently exercisable. As of December 31, 1998, the Company had accrued $250,000 for amounts earned under the Rights Plan.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


17.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   1996                1997               1998
                                                                   ----                ----               ----
                                                                     (In thousands, except per share amounts)
Numerator:
   Net income                                          $           19,081          $   23,002              9,840
   Preferred stock dividends                                            -                   -              1,071
                                                       ---------------------------------------------------------
   Numerator for basic earnings per share - income
     available to common shareholders                              19,081              23,002              8,769

   Effect of dilutive securities - preferred stock
     dividends                                                          -                   -                  -
                                                       ---------------------------------------------------------
   Numerator for diluted earnings per share - income
     available to common shareholders after assumed
     conversions                                       $           19,081          $   23,002           $  9,840
                                                       =========================================================

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding                           12,400              15,004             15,479

   Effect of dilutive securities:
     Employee stock options                                             -                  12                  -
     Preferred stock                                                    -                   -                  -
                                                       ---------------------------------------------------------

   Denominator for diluted earnings per
     share - adjusted weighted-average shares                      12,400              15,016             15,479
                                                       =========================================================

Basic earnings per share                               $            1.54           $     1.53           $   0.57
                                                       =========================================================
Diluted earnings per share                             $            1.54           $     1.53           $   0.57
                                                       =========================================================


Potential common shares resulting from stock options and convertible preferred stock at December 31, 1998 were excluded from the calculation of diluted earnings per share for 1998 because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

18.    PREFERRED STOCK

In connection with the Acquisition, the Company issued non-voting Series A Convertible Preferred Stock with an aggregate fair value of $97 million (1,940,000 shares). The Company received cash proceeds of $80 million, which were used to finance a portion of the Acquisition, and the remaining $17 million fair value was issued as partial consideration for the non-competition agreement. The Series A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $50 per share. The preferred stock accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly, and is convertible into common stock at a conversion price of $16.50 per share. A total of 5,878,788 shares of common stock have been reserved for future issuance upon conversion of the Series A Convertible Preferred Stock. The preferred stock is mandatorily redeemable after seven and one-half years and is subject to optional redemption by the Company commencing October 28, 2001 at a redemption price of 103.975% of the liquidation amount plus accumulated and unpaid dividends. The redemption price declines incrementally on each subsequent October 28 until October 28, 2006 after which the redemption price is 100% of the liquidation amount plus accumulated and unpaid dividends.

19.    CAPITAL STOCK

Effective February 26, 1997, the Company sold 3,075,000 shares of its common stock at $16.50 per share in an initial public offering. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses totaling approximately $4.8 million, were approximately $46.0 million. The proceeds were used primarily to reduce the Company's outstanding indebtedness.

20.    STOCK OPTIONS AND RESTRICTED STOCK

During the quarter ended March 31, 1997, the Company adopted the Special Metals Corporation 1997 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). In connection with the Stock Incentive Plan, 800,000 shares of the Company's common stock were reserved for the grant of stock options, stock appreciation rights, restricted stock, performance awards, and other stock-based awards to certain key employees and certain directors. During 1997 and 1998, the Company granted options at an exercise price equal to the market value on the respective grant date. The 1997 options become exercisable at a rate of 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant, and 25% on the fourth anniversary of the date of grant. The 1998 options become exercisable ratably over a 3 year period. The options expire 10 years from the date of grant. No awards shall be granted under the Stock Incentive Plan after December 31, 2007.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


20.    STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)

A summary of stock option activity and related information for the years ended December 31, 1997 and 1998 follows:

                                                            1997                               1998
                                               ------------------------------------------------------------------
                                                                     Weighted-                          Weighted-
                                                                      Average                            Average
                                                                     Exercise                           Exercise
                                                   Options             Price          Options             Price
                                               ------------------------------------------------------------------
Outstanding - beginning of year                            -      $         -           295,500      $     16.50
Granted                                              295,500            16.50           117,500            15.74
                                               -------------                      -------------

Outstanding - end of year                            295,500      $     16.50           413,000      $     16.28
                                               =============                      =============

Exercisable at end of year                                 -                                  -
                                               =============                      =============

Weighted-average fair value of options
   granted during the year                     $        7.62                      $        9.15
                                               =============                      =============

The range of exercise prices at December 31, 1998 is $8.25 - $16.75. The weighted-average remaining contractual life of the options at December 31, 1998 is 8.5 years.

The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method of accounting as prescribed by APB 25. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date, no compensation cost is recognized. SFAS 123 requires companies that do not adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The fair value of each option on the date of grant was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk free interest rate of 6%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.544, and a weighted-average expected life of the option of 6 years. If the fair value based method accounting provisions of SFAS 123 had been adopted at the beginning of 1997, net income and earnings per share (both basic and diluted) would have been $22,697,000 and $1.51, respectively for 1997 and $9,345,000 and $0.53, respectively, for 1998. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

During 1997, the Company awarded 4,000 shares of restricted stock to two executive officers under the Stock Incentive Plan. A total of 2,000 shares vested immediately at the date of grant, and the remaining 2,000 shares vested during 1998. The weighted-average fair value of the shares that vested during 1998 was $16.75 per share. The weighted-average fair value of the shares that vested during 1997 was $18.00 per share.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


21.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income, net of related tax, is as follows:

                                                             DECEMBER 31
                                                      1997                 1998
                                               --------------------------------
                                                              (In thousands)

Minimum pension liability adjustment           $    (496)           $   (1,571)
Currency translation adjustment                        -                  (340)
                                               --------------------------------
                                               $    (496)           $   (1,911)
                                               ================================


22.     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge),
(2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The new standard must be adopted for year 2000 financial reporting. The impact of compliance with SFAS No. 133 has not yet been determined by the Company.

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The Company plans to adopt the SOP on January 1, 1999. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company does not expect that the effect of adopting the new SOP will be material.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


23.      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                                          FISCAL QUARTER
                                                     FIRST           SECOND             THIRD           FOURTH
                                                     -----           ------             -----           ------
                                                             (In thousands, except per share amounts)
YEAR ENDED DECEMBER 31, 1998:

Net sales                                       $   49,191       $   43,852         $  41,645        $ 118,538
Gross profit                                        11,678            8,814             7,820            5,804
Net income (loss)                                    6,335            4,611             4,089          (5,195)
Net income (loss) attributable to common
   shareholders                                      6,335            4,611             4,089          (6,266)
Earnings per common share, basic and assuming
   dilution                                           0.41             0.30              0.26           (0.40)

YEAR ENDED DECEMBER 31, 1997:

Net sales                                       $   47,424       $   46,780         $  44,168        $  47,700
Gross profit                                        11,395           11,071            10,559           11,017
Net income                                           5,597            6,084             5,625            5,696
Earnings per common share,
  basic and assuming dilution                         0.41             0.39              0.36             0.37

Schedule II - Valuation and Qualifying Accounts
Dollars in Thousands


                                                                          Additions
                                                                          ---------
                                                   Balance at                    Charged to                        Balance
                                                    Beginning     Charged to        Other                         at End of
Description                                         of Period       Expense       Accounts        Deductions       Period
-----------                                         ---------       -------       --------        ----------       ------
Year ended December 31, 1998:
    Deducted from asset accounts:
     Allowance for doubtful accounts             $         168  $           8   $       3,358(a)  $    355(b) $       3,179
     Allowance for obsolescence                          1,297            674               -          220(c)         1,751
                                                 --------------------------------------------------------------------------
   Total                                         $       1,465  $         682   $       3,358     $    575    $       4,930
                                                 ==========================================================================

Year ended December 31, 1997:
    Deducted from asset accounts:
     Allowance for doubtful accounts             $         120  $          48   $           -     $      -    $         168
     Allowance for obsolescence                          1,110            261               -           74(c)         1,297
                                                 --------------------------------------------------------------------------
   Total                                         $       1,230  $         309   $           -  $        74    $       1,465
                                                 ==========================================================================

Year ended December 31, 1996:
    Deducted from asset accounts:
     Allowance for doubtful accounts             $         100  $          69   $           -  $        49(b) $         120
     Allowance for obsolescence                            969            350               -          209(c)         1,110
                                                 --------------------------------------------------------------------------
   Total                                         $       1,069  $         419   $           -  $       258    $       1,230
                                                 ==========================================================================

(a)  Valuation allowances of businesses acquired.
(b)  Uncollectible accounts written off, net of recoveries.
(c) Obsolete inventory disposals, physical inventory adjustments, and adjustments for material reclaimed or ultimately sold.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding Directors and Executive Officers of the Company will be included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         The information regarding Executive Compensation will be included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information regarding Certain Relationships and Related Transactions will be included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                        Page in
                                                                                                       Form 10-K
                                                                                                       ---------
(a)      The following are filed as part of this report:

(1)      Audited financial statements of the Company as of December 31, 1997 and                          30
         1998, and for the three years in the period ended December 31, 1998.

(2)      Financial statement schedule

         II - Valuation and Qualifying Accounts                                                           63

         All other schedules have been omitted as the required information is not applicable or the information is presented in the financial statements or the notes thereto.

(3)      Exhibits

Exhibit No.           Description
-------------------------------------------------------------------------------

2.1 Stock Purchase Agreement, dated as of July 8, 1998, between Special Metals Corporation and Inco Limited, Inco United States, Inc., Inco Europe Limited and Inco S.A. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998).

2.2 Letter Agreement, dated October 28, 1998, between Special Metals Corporation, Special Metals S.A.R.L., IAII Acquisition Co., IACL Acquisition Inc. and IAL Holdings Limited and Inco, Inco United States, Inc., Inco Europe Limited, Inco S.A. and Inco Alloys International, Inc. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

3.1.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

3.1.2 Certificate of Designations for Series A Preferred Stock, filed on October 28, 1998, with the Secretary of State of Delaware (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

3.2 Amended and Restated By-Laws (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

4.1 Agreement, dated October 28, 1998, among Special Metals Corporation, the Lenders and Credit Lyonnais New York Branch as Issuing Bank and Agent (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

4.2 Investment Agreement, dated as of July 8, 1998, among Special Metals Corporation, TIMET and TMC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998).

4.3 Amendment to Investment Agreement, dated October 28, 1998, among Special Metals Corporation, TIMET and TMC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

4.4 Investment Agreement, dated October 28, 1998, between Special Metals Corporation and Inco (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

4.5 Voting Agreement, dated October 28, 1998, among TIMET, TMC, Societe Industrielle de Materiaux Avances, LWH Holding S.A. and Advanced Materials Investments Holding S.A. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

10.1 Form of Registration Rights Agreement among Special Metals Corporation, SIMA, LWH and AMI (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.2 Registration Rights Agreement, dated October 28, 1998, between TIMET and Special Metals Corporation (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

10.3 Registration Rights Agreement, dated October 28, 1998, between Inco and Special Metals Corporation (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission November 12, 1998).

10.4 Amended and Restated Stockholders Agreement among the Company, SIMA, LWH and AMI (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.5 Amendment No. 1 to Stockholders Agreement dated as of March 1, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 11, 1998)

10.6 Technical Exchange Agreement between the Company and SIMA (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.7 Managerial Assistance Agreement between the Company and SIMA (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.8 Lease Agreement, dated as of February 1, 1994 between the Oneida County Development Agency and the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.9 Lease Extension and Modification Agreement, dated as of February 28, 1997, by and between the Oneida County Industrial Development Agency and the Company (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.10 Amended and Restated Payment in Lieu of Taxes Agreement, dated February 28, 1997, by and between the Oneida County Industrial Development Agency and the Company (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.11 First Amendment to Amended and Restated Payment in Lieu of Taxes Agreement, dated January 22, 1998, by and between the Oneida County Industrial Development Agency and the Company (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 12, 1998).

10.12 Lease, dated as of November 1, 1990 between the County of Chautauqua Industrial Development Agency and the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.13 Payment in Lieu of Taxes Agreement, dated as of November 1, 1990 between the Company and the County of Chautauqua Industrial Development Agency (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.14 Amended and Restated Lease Agreement, dated as of September 1, 1990 between the City of Princeton, Kentucky and the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 (File 333-18499)).

10.15 Special Metals Corporation Equity Appreciation Rights Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.16 Special Metals Corporation Supplemental Retirement Income Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 (File 333-18499)).

10.17 Special Metals Corporation 1997 Long-Term Stock Incentive Plan, together with Form of Stock Option Award Agreement (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.18 Amended and Restated Employment Agreement, dated December 30, 1994, between the Company and Donald R. Muzyka (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.19 Amended and Restated Employment Agreement, dated December 30, 1994, between the Company and Robert F. Dropkin (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.20 Employment Agreement, dated January 4, 1988, between the Company and Gernant E. Maurer, as amended (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.21 Employment Agreement, dated December 30, 1994, between the Company and Donald C. Darling (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.22 Severance Agreement, dated December 30, 1994, between the Company and T.E. MacDonald (Incorporated by reference to the Company's Registration Statement on Form S-1 (File 333-18499)).

10.23 Noncompetition Agreement, dated as of October 28, 1998, between Inco and Special Metals Corporation (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

10.24 Agreement in Principle, dated July 8, 1998 between Special Metals Corporation and TMC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998).

21.1 *  Subsidiaries of the Company

23.1 *  Consent of Ernst & Young LLP

27.1 *  Financial Data Schedule

------------------
*       Filed herewith.

(b)     Reports on Form 8-K

                The Company filed a report on Form 8-K dated November 12, 1998 in connection with its acquisition of Inco Alloys International (IAI), a business unit of Inco Limited.

(c)     Exhibits

                All exhibits required by Item 601 of Regulation S-K are included in Item 14(a)(3).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.


                                    By: /s/ Donald R. Muzyka
                                        --------------------
                                        Donald R. Muzyka, President and
                                        Chief Executive Officer

         BE IT KNOWN TO ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald C. Darling and Donald R. Muzyka such person's true and lawful attorney-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such persons might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert D. Halverstadt                   Chairman of the Board                                           March 29, 1999
-------------------------
Robert D. Halverstadt


/s/ Donald R. Muzyka                        President, Chief Executive Officer and                          March 30, 1999
--------------------                        Director (Principal Executive Officer)
Donald R. Muzyka


/s/ Donald C. Darling                       Chief Financial Officer and Director                            March 29, 1999
---------------------                       (Principal Financial and Accounting Officer)
Donald C. Darling


/s/ Robert F. Dropkin                       Director                                                        March 30, 1999
---------------------
Robert F. Dropkin


/s/ Edouard Duval                           Director                                                        March 30, 1999
-----------------
Edouard Duval


/s/ Antoine G. Treuille                     Director                                                        March 29, 1999
-----------------------
Antoine G. Treuille


/s/ Raymond F. Decker                       Director                                                        March 29, 1999
---------------------
Raymond F. Decker


/s/ Andrew R. Dixey                         Director                                                        March 31, 1999
-------------------
Andrew R. Dixey