Form 10-Q
period 1999-03-31
SPECIAL METALS CORP
filed 1999-05-17
CIK 1028965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________________to ___________________

                          Commission file No. 000-22029

                           Special Metals Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       25-1445468
-----------------------------------                       -------------------
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


                                 Not Applicable
             ------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1999, there were 15,479,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                            Page
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998                                2

           Condensed Consolidated Statements of Operations
           and Retained Earnings for the three months ended
           March 31, 1998 and 1999                                             3

           Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 1998 and
           1999                                                                4

           Notes to Condensed Consolidated Financial Statements                5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         20

Part II.   Other Information

Item 1.    Legal Proceedings                                                  20

Item 2.    Changes in Securities and Use of Proceeds                          20

Item 3.    Defaults Upon Senior Securities                                    20

Item 4.    Submission of Matters to a Vote of Security Holders                20

Item 5.    Other Information                                                  20

Item 6.    Exhibits and Reports on Form 8-K                                   21

Signatures                                                                    22

Part I.    Financial Information

Item 1.    Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
                (Unaudited - In thousands, except share amounts)

                                                                                    December 31,        March 31,
                                                                                        1998              1999
                                                                                  ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $      39,622    $      42,499
   Restricted deposits                                                                      352                -
   Accounts receivable - trade, less allowance for doubtful accounts
     of $3,179 in 1998 and $3,122 in 1999                                               137,634          134,233
   Inventories                                                                          271,812          250,373
   Prepaid expenses and other current assets                                             16,991           22,731
                                                                                  ------------------------------
Total current assets                                                                    466,411          449,836
Property, plant and equipment                                                           309,025          304,622
Non-competition agreement, net of accumulated amortization
   of $617 in 1998 and $1,542 in 1999                                                    36,383           35,458
Other assets                                                                             28,335           29,977
                                                                                  ------------------------------
Total assets                                                                      $     840,154    $     819,893
                                                                                  ==============================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable - trade                                                       $      46,753    $      51,318
   Accrued liabilities                                                                   79,576           68,146
   Notes payable                                                                          3,163            2,360
   Current portion of long-term debt and capital leases                                  13,155           14,347
                                                                                  ------------------------------
Total current liabilities                                                               142,647          136,171
Long-term debt and capital leases                                                       282,792          279,835
Postretirement benefits obligation                                                      188,748          190,134
Other long-term liabilities                                                              16,537           15,032
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting,
$0.01 par value, 10,000,000 shares authorized, 1,940,000
shares issued and outstanding                                                            98,071           99,678

Shareholders' equity:
   Common stock, $0.01 par value, 35,000,000 shares authorized,                             155              155
     15,479,000 shares issued and outstanding
   Paid-in surplus                                                                       75,712           75,712
   Accumulated other comprehensive loss                                                  (1,911)          (5,928)
   Retained earnings                                                                     37,403           29,104
                                                                                  ------------------------------
Total shareholders' equity                                                              111,359           99,043
                                                                                  ------------------------------
Total liabilities and shareholders' equity                                        $     840,154    $     819,893
                                                                                  ==============================

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
      Condensed Consolidated Statements of Operations and Retained Earnings
              (Unaudited - In thousands, except per share amounts)

                                                                                Three months ended March 31,
                                                                                   1998              1999
                                                                           -------------------------------------
Net sales                                                                  $           49,191  $         151,708
Cost of goods sold                                                                     37,513            142,937
                                                                           -------------------------------------
                                                                                       11,678              8,771

Selling, general and administrative expenses                                            1,820             15,157
                                                                           -------------------------------------

Operating income  (loss)                                                                9,858             (6,386)

Interest income                                                                             -               (570)
Interest expense                                                                           33              5,669
Other income                                                                             (189)              (405)
                                                                           -------------------------------------

Income (loss) before income taxes                                                      10,014            (11,080)

Income tax expense (benefit)                                                            3,679             (4,387)
                                                                           -------------------------------------

Net income (loss)                                                                       6,335             (6,693)

Accumulated preferred stock dividends                                                       -              1,606
                                                                           -------------------------------------
Net income (loss) attributable to common shareholders                                   6,335             (8,299)

Retained earnings
   Beginning of period                                                                 28,634             37,403
                                                                           -------------------------------------
   End of period                                                           $           34,969  $          29,104
                                                                           =====================================
Net income (loss) per share  (Basic and Dilutive)                          $             0.41  $           (0.54)
                                                                           =====================================
Weighted average shares outstanding  (Basic and Dilutive)                              15,478             15,479
                                                                           =====================================

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)

                                                                                   Three months ended March 31,
                                                                                        1998             1999
                                                                                  ------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                 $       6,335    $      (6,693)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                                          906            8,218
     Other adjustments and changes in assets and liabilities                             (4,355)           9,087
                                                                                  ------------------------------
Net cash provided by operating activities                                                 2,886           10,612

INVESTING ACTIVITIES:
   Capital expenditures                                                                  (3,462)          (2,726)
   Net change in restricted deposits                                                       (199)             352
                                                                                  ------------------------------
Net cash used in investing activities                                                    (3,661)          (2,374)

FINANCING ACTIVITIES:
   Repayment of term loans and other long-term debt                                           -           (4,178)
   Financing and other deferred costs                                                      (150)             (37)
   Payments on capital lease obligations                                                    (60)            (152)
                                                                                  -------------------------------
   Net cash used in financing activities                                                   (210)          (4,367)
Net effect of exchange rate changes on cash                                                   -             (994)
                                                                                  -------------------------------
Net increase (decrease) in cash and cash equivalents                                       (985)           2,877

Cash and cash equivalents at beginning of period                                         12,237           39,622
                                                                                  ------------------------------
Cash and cash equivalents at end of period                                        $      11,252    $      42,499
                                                                                  ==============================

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note 2 - Inventories

Inventories consist of the following (in thousands):

                                              December 31,        March 31,
                                                   1998             1999

Raw materials and supplies                   $      67,198    $      46,268
Work-in-process                                    151,136          163,291
Finished goods                                      57,478           47,830
                                             ------------------------------
                                                   275,812          257,389
Adjustment to LIFO cost                             (4,000)          (7,016)
                                             -------------------------------
                                             $     271,812    $     250,373
                                             ==============================

Note 3 - Inco Alloys Acquisition

On October 28, 1998, the Company acquired the stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit ("IAI") of Inco Limited ("Inco") and entered into a non-competition agreement with Inco (the "Acquisition").

The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of IAI have been included in the consolidated statements of operations since the date of acquisition. The initial $328 million purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. This allocation, however, is subject to adjustment based upon the final purchase price adjustment, which is pending.

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place at January 1, 1998. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the date indicated, or which may result in the future.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 1999
                                   (Unaudited)


                                                  Three months ended
                                                    March 31, 1998
                                       (In thousands, except per share amounts)
                                       ----------------------------------------
Net sales                                         $    211,182
Net income                                               9,055
Net income available to common shareholders              7,448
Net income per share:
   Basic                                                  0.48
   Diluted                                                0.42

Note 4 - Business Segment Information

Segment information for the three months ended March 31, 1999 is as follows. For the three months ended March 31, 1998, the Company consisted solely of the SMC Premium Alloys segment.

                                                          INCO
                                          SMC            ALLOYS            INCO
                                        PREMIUM           NORTH           ALLOYS
                                        ALLOYS           AMERICA          EUROPE          CORPORATE        TOTAL
                                    ----------------------------------------------------------------------------------
                                                                      (In thousands)
Sales to external customers         $      37,731   $      68,641    $      45,336        $      -   $      151,708
Intersegment sales                          1,934           8,286            4,244               -           14,464
Operating income (loss)                     6,497         (12,965)           1,418          (1,336)          (6,386)
Interest expense                                                                                             (5,669)
Interest income                                                                                                 570
Other income                                                                                                    405
                                                                                                     --------------
Loss before income taxes                                                                                    (11,080)

Note 5 - Contingencies

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 1999
                                   (Unaudited)

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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At March 31, 1999, the Company had total reserves of approximately $10.1 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. To date, the Company has incurred no material penalties pursuant to Environmental Laws. The Company's 1999 capital budget provides $3.6 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $.8 million during the three months ended March 31, 1999. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

         The following is a summary of the more significant environmental matters or proceedings in which the Company is currently involved:

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 1999
                                   (Unaudited)

         Asbestos Exposure Actions. The Company's domestic IAI subsidiary (Inco Alloys International, Inc., "IAII") is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of IAII and former employees of contractors to IAII, alleging exposure to asbestos at IAII's Huntington, West Virginia facility. Plaintiffs' counsel have also informed IAII that they intend to add similar claims by additional plaintiffs. Insurance coverage is available for some of these proceedings. The Company is not able to reasonably estimate what the ultimate loss, if any, will be with respect to these matters. However, the damages sought by plaintiffs in these actions, if IAII were required to pay them, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

         Manganese Exposure Actions. IAII is a defendant in nine actions (one not served) by plaintiffs seeking damages for alleged health problems resulting from exposure to manganese in welding products and one action in which the plaintiff alleges exposure, to manganese originating in wastewater from IAII's Huntington, West Virginia facility, while an employee of the Huntington Sanitary Board. One case is scheduled for trial in May 1999; the other cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

         The Company is also responsible for post-closure operations and maintenance at the remainder of the Ludlow Site, including groundwater monitoring, through 2027. These operations and maintenance costs are estimated at approximately $90,000 per year for a total of approximately $2.6 million. At March 31, 1999, the Company's reserve in respect of these expenses, based on a present value calculation using a discount rate of 4%, was $1.3 million. In addition, the Company may be required to conduct certain post-closure activities.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 1999
                                   (Unaudited)

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

Department Of Justice Investigation

         In March 1999, the Company received a subpoena from a federal grand jury investigating possible violations of the federal antitrust laws in the nickel industry. The Company is responding to the subpoena but cannot at this time determine what further action may be taken by the grand jury or the United States Justice Department's Antitrust Division, which is submitting evidence to the grand jury.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 1999
                                   (Unaudited)

Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 1998 and 1999:


                                                                                      1998               1999
                                                                           -------------------------------------
                                                                          (In thousands, except per share amounts)
Numerator:
   Net income (loss)                                                             $      6,335         $   (6,693)
   Preferred stock dividends                                                                -              1,606
                                                                           -------------------------------------
   Numerator for basic earnings per share -
     income available to common shareholders                                            6,335             (8,299)

   Effect of dilutive securities - preferred stock
     dividends                                                                              -                  -
                                                                           -------------------------------------
   Numerator for diluted earnings per share -
      income available to common shareholders
      after assumed conversions                                                  $      6,335         $   (8,299)
                                                                           =====================================

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding                                               15,478             15,479

   Effect of dilutive securities:
     Employee stock options                                                                 -                  -
     Preferred stock                                                                        -                  -
                                                                           -------------------------------------
   Denominator for diluted earnings per
     share - adjusted weighted-average shares                                          15,478             15,479
                                                                           =====================================
Basic earnings per share                                                         $       0.41         $    (0.54)
                                                                           =====================================
Diluted earnings per share                                                       $       0.41         $    (0.54)
                                                                           =====================================

Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 1999
                                   (Unaudited)

Note 7 - Comprehensive Income

Comprehensive income (loss) for the three month periods ended March 31, 1998 and 1999 consisted of the following:

                                                                                      1998             1999
                                                                            ----------------------------------
                                                                                           (In thousands)
Net income (loss)                                                           $         6,335        $    (6,693)
Change in foreign currency translation adjustment                                         -             (4,017)
                                                                            ----------------------------------
Comprehensive income (loss)                                                 $         6,335        $   (10,710)

Accumulated other comprehensive income (loss) consists of the following at December 31, 1998 and March 31, 1999:

                                                                                      1998             1999
                                                                            ------------------------------------
                                                                                       (In thousands)
Pension adjustment                                                          $        (1,571)       $    (1,571)
Foreign currency translation adjustment                                                (340)            (4,357)
                                                                            ----------------------------------
Accumulated other comprehensive income (loss)                               $        (1,911)       $    (5,928)
                                                                            ==================================

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

Overview

         The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The SMC Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines; and silver-based amalgamable dental alloys. The Inco Alloys North American Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubing, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Inco Alloys European Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. For the three months ended March 31, 1999, the SMC Premium Alloys Division, the Inco Alloys North American Division, and the Inco Alloys European Division accounted for 25%, 45%, and 30% respectively, of the Company's net sales of $151.7 million.

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

         Export sales represent a significant portion of the Company's business. During the three months ended March 31, 1999, sales to purchasers outside of the United States totaled 13% of the Company's net sales.

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

         A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At March 31, 1999, the Company had open purchase contracts with a notional principal value of approximately $21.9 million. The fair value of the material covered by these contracts, based on the March 31, 1999 price quoted on the LME, was approximately $23.0 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, certain accounting and information systems expenses, and the office of the president.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.


                                                          Three months ended
                                                               March 31,
                                                          1998          1999
                                                          ----          ----
  Net sales                                              100.0%        100.0%
  Costs of goods sold                                     76.3          94.2
                                                       -------        ------
    Gross profit                                          23.7           5.8
  Selling, general and administrative expenses             3.7          10.0
                                                       -------        ------
    Operating income (loss)                               20.0          (4.2)
  Interest income                                            -           (.4)
  Interest expense                                           -           3.8
  Other income                                            (.4)           (.3)
                                                       -------        -------
    Income (loss) before income taxes                     20.4          (7.3)
  Income tax expense (benefit)                             7.5          (2.9)
                                                       -------        -------
    Net income (loss)                                     12.9          (4.4)
                                                       =======        =======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998.

Net Sales. Net sales increased $102.5 million, or 208.4% from $49.2 million in the three months ended March 31, 1998 to $151.7 million in the three months ended March 31, 1999. This increase is the result of including sales of IAI, offset in part by reduced sales of the SMC Premium Alloys Division as a consequence of global economic pressures which have resulted in reduced volumes and increased pressure on prices, and customer inventory adjustments in response to earlier order patterns which led to overstocking in customer plants.

Cost Of Goods Sold. Cost of goods sold increased $105.4 million, or 281.0% from $37.5 million in the three months ended March 31, 1998 to $142.9 million in the three months ended March 31, 1999. This increase is the consequence of including results of operations for IAI. As a percentage of net sales, cost of goods sold increased from 76.3% in the three months ended March 31, 1998 to 94.2% in the three months ended March 31, 1999.

Gross Profit. Gross profit decreased $2.9 million, or 24.9% from $11.7 million in the three months ended March 31, 1998 to $8.8 million in the three months ended March 31, 1999. This decrease was a consequence of global economic pressures, customer inventory adjustments, and a strike at the Company's IAI West Virginia facility which ended March 1, 1999, offset in part by increased sales.

Selling, General And Administrative Expenses. Selling, general and administrative expenses increased $13.3 million, or 732.8% from $1.8 million in the three months ended March 31, 1998 to $15.1 million in the three months ended March 31, 1999. This increase is the consequence of including results of operations for IAI. Selling, general and administrative expenses as a percentage of net sales increased from 3.7% in the three months ended March 31, 1998 to 10.0% in the three months ended March 31, 1999.

Operating Income (loss). Operating income (loss) decreased $16.3 million, or 164.8% from $9.9 million in the three months ended March 31, 1998 to $(6.4) million in the three months ended March 31, 1999, as a result of the factors previously indicated. Operating income (loss) as a percentage of net sales decreased from 20.0% in the three months ended March 31, 1998 to (4.2)% in the three months ended March 31, 1999.

Interest Expense. Interest expense increased $5.7 million from zero in the three months ended March 31, 1998 to $5.7 million in the three months ended March 31, 1999. This increase was due to the increase in indebtedness in connection with the Acquisition.

Income Taxes. Income tax expense decreased $8.1 million from an expense of $3.7 million in the three months ended March 31, 1998 to a benefit of $(4.4) million in three months ended March 31, 1999. The decrease is due to the decrease in operating income and increase in interest expense. The effective income tax rate increased from 36.7% in the three months ended March 31, 1998 to 39.6% in the three months ended March 31, 1999.

Net Income (loss). Net income (loss) decreased $13.0 million, or 205.7% from $6.3 million in the three months ended March 31, 1998 to $(6.7) million in the three months ended March 31, 1999. Net income (loss) as a percentage of net sales decreased from 12.9% in the three months ended March 31, 1998 to (4.4)% in the three months ended March 31, 1999.

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

         Net cash provided by operating activities was $2.9 million and $10.6 million for the three months ended March 31, 1998 and 1999, respectively.

         Capital expenditures were $3.5 million and $2.7 million for the three months ended March 31, 1998 and 1999, respectively.

         The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (as amended, the "Credit Agreement"). The Credit Agreement provides for a $125 million term loan (the "Tranche A Term Loan"), a $100 million term loan (the "Tranche B Term Loan," and, together with the Tranche A Term Loan, the "Term Loans") and a $150 million revolving credit and letter of credit facility. (the "Revolving Credit Facility"). Proceeds from the Term Loans were used to finance a portion of the purchase price of the Acquisition.

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

The Tranche A Term loan is scheduled to be repaid in quarterly installments over five years and the Tranche B Term loan is scheduled to be repaid in quarterly installments over seven years as follows (in thousands):

                                                    Tranche A        Tranche B
         Year                                       Term Loan        Term Loan            Total
         ----                                  -------------------------------------------------
         1999 (remainder of year)              $       8,750    $         750     $       9,500
         2000                                         17,500            1,000            18,500
         2001                                         27,500            1,000            28,500
         2002                                         36,250            1,000            37,250
         2003                                         30,000           12,625            42,625
         2004                                              -           47,500            47,500
         2005                                              -           35,625            35,625

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

         The Company entered into the First Amendment to Credit Agreement and Limited Waiver (the "Amendment") with its bank syndicate on March 31, 1999, which, among other things, waived the event of default which resulted from the Company not complying with the minimum EBITDA financial test, revised the financial tests for 1999 and subsequent periods, adjusted the applicable margins to those indicated above, and will restrict payments of dividends on the Series A Convertible Preferred Stock for a period through at least the first quarter of 2000, as specified in the Amendment.

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

Backlog

As of March 31, 1999, the Company's backlog orders aggregated approximately $252.2 million, compared to approximately $126.9 million at March 31, 1998. The increase in backlog orders is primarily due to the IAI acquisition. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at March 31, 1999 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

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

         In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers and large customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although less than 70% of the division's suppliers and customers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999. A second appraisal of significant suppliers and customers is scheduled for the second quarter of 1999.

         Inco Alloys North American Division

         The Inco Alloys North American Division has established a formal program which encompasses replacing its current management systems with an enterprise-wide business information system, related replacements and upgrades to its information technology infrastructure and modifications to manufacturing process control systems. The division's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the division has fully completed its assessment of all computer systems and programs which could be significantly affected by the Year 2000. The division has also identified all software supplied by outside vendors which is not currently Year 2000 compliant. With respect to such non-compliant software, the division has acquired the most recent release and is currently testing such versions for Year 2000 compliance. Systems and programs which require modification or replacement have been identified and such modifications and related testing is expected to be completed by July 31, 1999.

         In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although less than 60% of the division's suppliers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999. The division has not initiated formal communications with its customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their Year 2000 issues.

         Inco Alloys European Division

         The Inco Alloys European Division has established a formal program for monitoring and measuring Year 2000 readiness which encompasses replacement, upgrades and modifications to management information systems, information technology infrastructure, and manufacturing process control systems. The division's resolution phases include assessment, remediation, testing and implementation. The division has established a comprehensive inventory and risk assessment of computing platforms and programs which require Year 2000 resolution. All hardware required for stand alone testing of systems has been installed in order to provide an off-line production testing environment for Year 2000 program compliance. The division has also identified all software supplied by outside vendors which is not currently Year 2000 compliant. With respect to such non- compliant software, the division has acquired the most recent release and is currently testing such versions for Year 2000 compliance. Systems and programs which require modification or replacement have been identified and such modifications and related testing is expected to be completed by August 31, 1999.

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

         The Company's overall Year 2000 project approach and status for each of the respective divisions is as follows:

                                                                                                     ($ millions)
                                               Stage            Estimated Timetable            Total        Costs Incurred
Description of Approach                    of Completion          For Completion              Budget            To Date
-----------------------------------------------------------------------------------------------------------------------
Computer Systems:
Assess systems for possible Year
   2000 impact:

   SMC Premium Alloys                            100%                 Completed                 --                 --
   Inco Alloys North American                    100%                 Completed                 --                 --
   Inco Alloys European                          100%                 Completed                 --                 --

Modify or replace non-compliant
   systems and test systems with
   system clocks set at current date:

   SMC Premium Alloys                             70%                 August 1, 1999        $  6.5            $   4.7
   Inco Alloys North American                     60%                 July 31, 1999           14.0                5.9
   Inco Alloys European                           90%                 August 31, 1999           .4                 .3

Process Control Systems:

Computer-dependent process control
   systems assessment and compliance
   procedures

   SMC Premium Alloys                             75%                 June 30, 1999         $   .5            $    .1
   Inco Alloys North American                     90%                 July 31, 1999             .1                 --
   Inco Alloys European                           80%                 August 31, 1999           .4                 .1


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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Reference is made to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Part II. Other Information

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and to Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for descriptions of certain legal and environmental matters.

Item 2. Changes In Securities And Use Of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission Of Matters To A Vote Of Security Holders

The Company held a Special Meeting of Stockholders on February 18, 1999. At the meeting, the stockholders voted to approve and authorize the issuance by the Company of shares of common stock issuable upon the conversion of the Company's outstanding 6.625% Series A Senior Convertible Preferred Stock. Votes were cast regarding the proposal as follows: 14,499,478 for; 6,955 against; 8,250 abstained.

Item 5. Other Information

(a)   Press Releases

The Company issued a press release dated May 6, 1999 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended March 31, 1999.

The Company issued a press release dated April 14, 1999 announcing the appointment of T. Grant John to the newly created position of Executive Vice President and Chief Operating Officer, responsible for the Company's core nickel-based alloys business.

The Company issued a press release dated April 6, 1999 announcing re-negotiated terms of its $375 million credit facility with its bank syndicate, headed by Credit Lyonnais.

The Company issued a press release dated March 22, 1999 announcing corrections to its fiscal quarter and year ended December 31, 1998 financial results.

The Company issued a press release dated February 25, 1999 disclosing certain information, including certain results of operations and earnings for the fiscal quarter and year ended December 31, 1998.

The Company issued a press release dated February 19, 1999 announcing a tentative agreement with the United Steel Workers of America Local 40 to end the strike at its Inco Alloys International West Virginia facility.

The Company issued a press release dated January 8, 1999 reporting that the ongoing strike against one of its Inco Alloys International facilities, softness in key markets and other factors relating to the acquisition of IAI will negatively affect fourth quarter 1998, first quarter 1999 and full year 1999 net income.

(b)  FORWARD-LOOKING STATEMENTS

Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1 First Amendment to the Credit Agreement dated as of April 1, 1999 by and amount the Company, Credit Lyonnais and the other financial institutions party thereto.

27.1  Financial Data Schedule.

(b)   Reports On Form 8-K

The Company filed a report on Form 8-K dated January 13, 1999 in connection with the resignation of Francis J. Petro from his position as President of the Company's Inco Alloys International business unit and as a member of the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION

Date:    May 14, 1999              By:  /s/ Donald R. Muzyka
                                        --------------------
                                        Donald R. Muzyka
                                        President and Chief Executive Officer


Date:    May 14, 1999              By:  /s/ Donald C. Darling
                                        ---------------------
                                        Donald C. Darling
                                        Chief Financial Officer and
                                        Chief Accounting Officer