Form 10-Q
period 1999-06-30
SPECIAL METALS CORP
filed 1999-08-13
CIK 1028965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                          Commission file No. 000-22029
                                             -------------

                           SPECIAL METALS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    25-1445468
-------------------------------              -------------------------------
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

                                 Not Applicable

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ----    ----

As of July 30, 1999, there were 15,479,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                            Page

Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 1999           2
          and December 31, 1998

          Condensed Consolidated Statements of Operations and
          Retained Earnings for the three months and six months
          ended June 30, 1998 and 1999                                        3

          Condensed Consolidated Statements of Cash Flows for the
          three months and six months ended June 30, 1998 and 1999            4

          Notes to Condensed Consolidated Financial Statements                5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         21

Part II.  Other Information

Item 1.   Legal Proceedings                                                  21

Item 2.   Changes in Securities and Use of Proceeds                          21

Item 3.   Defaults Upon Senior Securities                                    22

Item 4.   Submission of Matters to a Vote of Security Holders                22

Item 5.   Other Information                                                  22

Item 6.   Exhibits and Reports on Form 8-K                                   23

Signatures                                                                   24

Part I.   Financial Information

Item 1.   Financial Statements

                           Special Metals Corporation

                      Condensed Consolidated Balance Sheets
                (Unaudited - In thousands, except share amounts)

                                                        December 31,   June 30,
                                                           1998          1999
                                                         ----------------------
ASSETS
Current assets:
   Cash and cash equivalents                             $  39,622    $  23,783
   Restricted deposits                                         352           --
   Accounts receivable - trade, less allowance
     for doubtful accounts of $3,179 in 1998
     and $2,932 in 1999                                    137,634      127,507
   Inventories                                             271,812      259,176
   Prepaid expenses and other current assets                16,991       20,926
                                                         ----------------------
Total current assets                                       466,411      431,392
Property, plant and equipment                              309,025      299,366
Non-competition agreement, net of accumulated
  amortization of $617 in 1998 and $2,467 in 1999           36,383       34,533
Other assets                                                28,335       35,863
                                                         ----------------------
Total assets                                             $ 840,154    $ 801,154
                                                         ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                              $  46,753    $  57,879
   Accrued liabilities                                      79,576       72,221
   Notes payable                                             3,163        2,731
   Current portion of long-term debt and
     capital leases                                         13,155       15,510
                                                         ----------------------
Total current liabilities                                  142,647      148,341
Long-term debt and capital leases                          282,792      249,027
Postretirement benefits obligation                         188,748      191,754
Other long-term liabilities                                 16,537       16,458
Commitments and contingencies

Redeemable, convertible preferred stock, Series A,
nonvoting, $0.01 par value, 10,000,000 shares
authorized, 1,940,000 shares issued and outstanding         98,071      101,283

Shareholders' equity:
   Common stock, $0.01 par value, 35,000,000 shares
     authorized, 15,479,000 shares issued and
     outstanding                                               155          155
   Paid-in surplus                                          75,712       75,712
   Accumulated other comprehensive loss                     (1,911)      (8,737)
   Retained earnings                                        37,403       27,161
                                                         ----------------------
Total shareholders' equity                                 111,359       94,291
                                                         ----------------------
Total liabilities and shareholders' equity               $ 840,154    $ 801,154
                                                         ======================

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
               Condensed Consolidated Statements of Operations and
                  Retained Earnings (Unaudited - In thousands,
                            except per share amounts)

                                       Three months ended June 30,  Six months ended June 30,
                                           1998         1999            1998         1999
                                       ---------------------------  -------------------------
Net sales                               $  43,852    $ 158,842       $  93,043    $ 310,550
Cost of goods sold                         35,038      139,391          72,551      282,328
                                        ---------------------------------------------------
                                            8,814       19,451          20,492       28,222

Selling, general and
   administrative expenses                  1,949       14,846           3,769       30,003
                                        ---------------------------------------------------

Operating income (loss)                     6,865        4,605          16,723       (1,781)

Interest expense                               31        5,694              64       11,363
Interest income                              (154)        (295)           (331)        (865)
Other income                                  (33)        (876)            (45)      (1,281)
                                        ---------------------------------------------------

Income (loss) before income taxes           7,021           82          17,035      (10,998)

Income tax expense (benefit)                2,410          419           6,089       (3,968)
                                        ---------------------------------------------------

Net income (loss)                           4,611         (337)         10,946       (7,030)

Accumulated preferred stock dividends          --        1,606              --        3,212
                                        ---------------------------------------------------

Net income (loss) attributable to
   common shareholders                      4,611       (1,943)         10,946      (10,242)

Retained earnings
Beginning of period                        34,969       29,104          28,634       37,403
                                        ---------------------------------------------------

End of period                           $  39,580    $  27,161       $  39,580    $  27,161
                                        ===================================================

Net income (loss) per share             $    0.30    $   (0.13)      $    0.71        (0.66)
(Basic and Diluted)

Weighted average shares outstanding        15,479       15,479          15,478       15,479
(Basic and Diluted)

See accompanying notes to condensed consolidated financial statements.



                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)

                                                              Six months ended June 30,
                                                                  1998        1999
                                                               --------------------
OPERATING ACTIVITIES:
Net income (loss)                                              $ 10,946    $ (7,030)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                1,925      16,800
     Other adjustments and changes in assets and liabilities    (12,826)     19,827
                                                               --------------------
Net cash provided by operating activities                            45      29,597

INVESTING ACTIVITIES:
   Capital expenditures                                          (6,244)     (5,168)
   Net change in restricted deposits                               (821)        352
   Deferred software and other charges                             (246)     (7,702)
                                                               --------------------
Net cash used in investing activities                            (7,311)    (12,518)

FINANCING ACTIVITIES:
   Repayment of term loans and other long--term debt                 --     (31,804)
   Payments on capital lease obligations                           (146)       (384)
                                                               --------------------
   Net cash used in financing activities                           (146)    (32,188)
Net effect of exchange rate changes on cash                          --        (730)
                                                               --------------------
Net increase (decrease) in cash and cash equivalents             (7,412)    (15,839)

Cash and cash equivalents at beginning of period                 12,237      39,622
                                                               --------------------
Cash and cash equivalents at end of period                     $  4,825    $ 23,783
                                                               ====================

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                                     December 31,  June 30,
                                                        1998         1999
                                                      ---------------------

Raw materials and supplies                            $ 67,198     $ 72,424
Work-in-process                                        151,136      128,651
Finished goods                                          57,478       61,662
                                                      ---------------------
                                                       275,812      262,737
Adjustment to LIFO cost                                 (4,000)      (3,561)
                                                      ---------------------
                                                      $271,812     $259,176
                                                      =====================

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                                   (Unaudited)

                                                 Six months ended
                                                   June 30, 1998
                                     (In thousands, except per share amounts)

Net sales                                            $411,769

Net income                                             18,447
Net income attributable to common shareholders         15,234
Net income per share:

   Basic                                                 0.98
   Diluted                                               0.86

NOTE 4 - BUSINESS SEGMENT INFORMATION

Segment information for the six months ended June 30, 1999 is as follows. For the six months ended June 30, 1998, the Company operated as only the SMC Premium Alloys segment.

                                         INCO
                                SMC     ALLOYS       INCO
                              PREMIUM    NORTH      ALLOYS
                               ALLOYS   AMERICA     EUROPE  CORPORATE    TOTAL
                              -------------------------------------------------
                                                (In thousands)

Sales to external customers   $70,571  $153,703    $86,276   $    --   $310,550
Intersegment sales              6,687    16,902      9,353        --     32,942

Operating income (loss)         8,852   (11,333)     3,403    (2,703)    (1,781)
Interest expense                                                        (11,363)
Interest income                                                             865
Other income                                                              1,281
                                                                       --------
Loss before income taxes                                                (10,998)

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                                   (Unaudited)

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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At June 30, 1999, the Company had total reserves of approximately $10.1 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. To date, the Company has incurred no material penalties pursuant to Environmental Laws. The Company's 1999 capital budget provides $3.6 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $1.7 million during the six months ended June 30, 1999. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                                   (Unaudited)

         Manganese Exposure Actions. IAII is a defendant in thirteen actions (one not served) by plaintiffs seeking damages for alleged health problems resulting from exposure to manganese in welding products and one action in which the plaintiff alleges exposure to manganese originating in wastewater from IAII's Huntington, West Virginia facility, while an employee of the Huntington Sanitary Board. One case is scheduled for trial in 1999; the other cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

         The Company assumed responsibility for remediation of the Ludlow Site and has completed remediation except for that of an adjoining property known as the "North Gravel Pit." The discovery of PCB contamination in the North Gravel Pit has required further investigation and remediation. The Company's engineers have submitted to the DEC (the "Department of Environmental Conservation") a report detailing their investigation pursuant to the work plan and recommending a remedial alternative. The Company has established a reserve based on the recommended remedial alternative. However, the DEC has notified the Company that it did not find the recommended remedial alternative acceptable. The Company hopes to reach agreement with the DEC on the final remedial alternative, which may include removal of additional PCB-impacted soils, in 1999. The additional costs, if any, associated with the modified final remedial alternative can not be determined until the areas of dispute with the DEC are resolved. Furthermore, if the EPA, which also has jurisdiction over the Ludlow Site, disagrees with the final remedial alternative, it may seek to require implementation of a different remedial alternative.

         The Company is also responsible for post-closure operations and maintenance at the remainder of the Ludlow Site, including groundwater monitoring, through 2027. These operations and maintenance costs are estimated at approximately $90,000 per year for a total of approximately $2.6 million. At June 30, 1999, the Company's reserve in respect of these expenses, based on a present value calculation using a discount rate of 4%, was $1.3 million. In addition, the Company may be required to conduct certain post-closure activities.

         The Company and the DEC also disagree concerning the DEC's outstanding natural resources damage claim. The DEC has requested additional annual biota sampling for a period in excess of the post-closure operations and maintenance period, to be incorporated in a revised post-closure operations and maintenance plan. The Company has disputed this request. The Company cannot determine at this time whether it will have to undertake this long-term biota sampling. The DEC retains the right to sample biota.

         Though the Company does not believe it likely that liabilities at the Ludlow Site will have a material adverse effect on the Company's business, results of operations, financial condition or cash flow, this possibility cannot be excluded.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                                   (Unaudited)

         Universal Waste Site. The owners and operators of the Universal Waste Site, Utica, New York, conducted a preliminary site assessment pursuant to a consent order with the DEC, which also conducted a separate preliminary site assessment. The Company believes that at least four other potentially responsible parties have been identified with respect to the contamination at the site. The DEC is dividing the site into two separate sites. The Utica Alloys site (1.5 acre occupied by the industrial concern known as Utica Alloys, Inc.) and the Universal Waste site (the remainder of the original site). The Company has not been obligated to become involved in the investigation. Based upon the limited information available to it, the Company has established a reserve of $575,000. However, because of the preliminary nature of the investigation, it is not possible at this time to provide a reasonable estimate of the ultimate cost of any investigative or remedial work which will be required, or the Company's share, if any, of such costs. Therefore, it is possible that liabilities could arise in respect of this site that could have a material adverse effect on the business, results of operations, financial condition or cash flows of the Company.

         Huntington and Burnaugh RCRA Facility Assessments. The Huntington, West Virginia, and Burnaugh, Kentucky facilities of IAII have been subject to site inspections pursuant to RCRA. Draft reports issued by the respective inspecting agencies recommended environmental investigation at Huntington and Burnaugh.

         Neither report was ever issued in final form. No action has been taken by the inspecting agency since January 1996 in the case of Huntington. Burnaugh has recently been listed as one of over 1,700 high priority facilities. The Kentucky Division of Waste Management is in the process of revising the RCRA Facility Assessment report for Burnaugh. If such investigation is ultimately required in Huntington, and when such is required in Burnaugh, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                                   (Unaudited)

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 1998 and 1999:

                                            Three months ended June 30,  Six months ended June 30,
                                                 1998       1999              1998      1999
                                               --------------------        -------------------
Numerator:
   Net income (loss)                           $  4,611   $   (337)        $ 10,946   $ (7,030)
   Preferred stock dividends                         --      1,606               --      3,212
                                               -------------------         -------------------
   Numerator for basic earnings per share-
    income available to common shareholders       4,611     (1,943)          10,946    (10,242)

   Effect of dilutive securities - preferred
     stock dividends                                 --         --               --         --
                                               -------------------         -------------------

   Numerator for diluted earnings per
     share-income available to common
     shareholders after assumed conversions    $  4,611   $ (1,943)        $ 10,946   $(10,242)
                                               ===================         ===================

Denominator:
   Denominator for basic earnings per share-
     weighted-average shares outstanding         15,479     15,479           15,478     15,479
   Effect of dilutive securities:
     Employee stock options                          --         --               --         --
     Preferred stock                                 --         --               --         --
                                               -------------------         -------------------

Denominator for diluted earnings per

   share- adjusted weighted-average shares       15,479     15,479           15,478     15,479
                                               ===================         ===================

Basic earnings per share                       $   0.30   $  (0.13)        $   0.71   $  (0.66)
                                               ===================         ===================

Diluted earnings per share                     $   0.30   $  (0.13)        $   0.71   $  (0.66)
                                               ===================         ===================

Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 1999
                                   (Unaudited)

NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income (loss) for the three month and six month periods ended June 30, 1998 and 1999 consisted of the following:

                              Three months ended June 30,  Six months ended June 30,
                                    1998       1999              1998        1999
                                --------------------         ---------------------
Net income (loss)                 $4,611     $  (337)          $10,946    $ (7,030)
Change in foreign currency
   translation adjustment             --      (2,809)               --      (6,826)
                                --------------------         ---------------------
Comprehensive income (loss)        4,611      (3,146)           10,946     (13,856)

Accumulated other comprehensive income (loss) consists of the following at December 31, 1998 and for the three month and six month periods ended June 30, 1999:

                                             Three months       Six months
                                             ended June 30,   ended June 30,
                                    1998         1999              1999
                                 -------------------------------------------

Pension adjustment               $(1,571)      $(1,571)          $(1,571)
Foreign currency translation
   adjustment                       (340)       (2,809)           (7,166)
                                 -------------------------------------------
Accumulated other comprehensive

   income (loss)                  (1,911)       (4,380)           (8,737)
                                 ===========================================

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

OVERVIEW

         The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The SMC Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines; and silver-based amalgamable dental alloys. The Inco Alloys North American Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubing, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Inco Alloys European Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. For the six months ended June 30, 1999, the SMC Premium Alloys Division, the Inco Alloys North American Division, and the Inco Alloys European Division accounted for 23%, 49%, and 28% respectively, of the Company's net sales of $310.6 million.

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

         Export sales represent a significant portion of the Company's business. During the six months ended June 30, 1999, sales to purchasers outside of the United States totaled 16% of the Company's net sales.

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

         In addition, the Company has recently undertaken new cost-cutting actions, including a salaried workforce reduction. This reduction is targeted at a minimum of 10 percent by the end of 1999, to a significant extent through an early retirement program at the Company's Huntington, West Virginia facility and job redundancies in its Hereford, England facility. The Company expects $5 million in annual cost savings from the workforce reduction and anticipates taking a restructuring charge of up to $2.5 million in the third quarter of 1999.

         A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At June 30, 1999, the Company had open purchase contracts with a notional principal value of approximately $24.6 million. The fair value of the material covered by these contracts, based on the June 30, 1999 price quoted on the LME, was approximately $25.4 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, certain accounting and information systems expenses, and the office of the president.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                      Three months ended June 30,  Six months ended June 30,
                                           1998      1999               1998       1999
                                      ---------------------------  -------------------------
Net sales                                 100.0%    100.0%              100.0%    100.0%
Costs of goods sold                        79.9      87.8                78.0      90.9
                                      ---------------------------  -------------------------
Gross profit                               20.1      12.2                22.0       9.1
Selling, general and
   administrative expenses                  4.4       9.3                 4.0       9.7
                                      ---------------------------  -------------------------
Operating income (loss)                    15.7       2.9                18.0       (.6)
Interest expense                             .1       3.6                  .1       3.7
Interest income                             (.4)      (.2)                (.4)      (.3)
Other income                                 --       (.6)                 --       (.4)
                                      ---------------------------  -------------------------
Income (loss) before income taxes          16.0        .1                18.3      (3.6)
Income taxes expense (benefit)              5.5        .3                 6.5      (1.3)
                                      ---------------------------  -------------------------
Net income (loss)                          10.5%      (.2)%              11.8%     (2.3)%
                                      ===========================  =========================

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

NET SALES. Net sales increased $114.9 million, or 262.2% from $43.9 million in the three months ended June 30, 1998 to $158.8 million in the three months ended June 30, 1999. This increase is the result of including sales of IAI, offset in part by reduced sales of the SMC Premium Alloys Division as a consequence of global economic pressures which have resulted in reduced volumes and increased pressure on prices, and customer inventory adjustments in response to earlier order patterns which led to overstocking in customer plants.

COST OF GOODS SOLD. Cost of goods sold increased $104.4 million, or 297.8% from $35.0 million in the three months ended June 30, 1998 to $139.4 million in the three months ended June 30, 1999. This increase is the consequence of including results of operations for IAI, offset in part by reduced cost of goods sold for the SMC Premium Alloys Division consistent with the related decrease in net sales of that division. As a percentage of net sales, cost of goods sold increased from 79.9% in the three months ended June 30, 1998 to 87.8% in the three months ended June 30, 1999.

GROSS PROFIT. Gross profit increased $10.7 million, or 120.7% from $8.8 million in the three months ended June 30, 1998 to $19.5 million in the three months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $12.9 million, or 661.7% from $1.9 million in the three months ended June 30, 1998 to $14.8 million in the three months ended June 30, 1999. This increase is the consequence of including results of operations for IAI. Selling, general and administrative expenses as a percentage of net sales increased from 4.4% in the three months ended June 30, 1998 to 9.3% in the three months ended June 30, 1999.

OPERATING INCOME (LOSS). Operating income decreased $2.3 million, or 32.9% from $6.9 million in the three months ended June 30, 1998 to $4.6 million in the three months ended June 30, 1999. Operating income as a percentage of net sales decreased from 15.7% in the three months ended June 30, 1998 to 2.9% in the three months ended June 30, 1999.

INTEREST EXPENSE. Interest expense increased $5.7 million from zero in the three months ended June 30, 1998 to $5.7 million in the three months ended June 30, 1999. This increase was due to the increase in indebtedness in connection with the Acquisition.

INCOME TAXES. Income tax expense decreased $2.0 million from $2.4 million in the three months ended June 30, 1998 to $.4 million in three months ended June 30, 1999. The decrease is due to the decrease in operating income and increase in interest expense.

NET INCOME (LOSS). Net income (loss) decreased $4.9 million, or 107.3% from $4.6 million in the three months ended June 30, 1998 to $(.3) million in the three months ended June 30, 1999. Net income (loss) as a percentage of net sales decreased from 10.5% in the three months ended June 30, 1998 to (.2)% in the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

NET SALES. Net sales increased $217.6 million, or 233.8% from $93.0 million in the six months ended June 30, 1998 to $310.6 million in the six months ended June 30, 1999. This increase is the result of including sales of IAI, offset in part by reduced sales of the SMC Premium Alloys Division as a consequence of global economic pressures which have resulted in reduced volumes and increased pressure on prices, and customer inventory adjustments in response to earlier order patterns which led to overstocking in customer plants.

COST OF GOODS SOLD. Cost of goods sold increased $209.7 million, or 289.1% from $72.6 million in the six months ended June 30, 1998 to $282.3 million in the six months ended June 30, 1999. This increase is the consequence of including results of operations for IAI, offset in part by reduced cost of goods sold for the SMC Premium Alloys Division consistent with the related decrease in net sales of that division. As a percentage of net sales, cost of goods sold increased from 78.0% in the six months ended June 30, 1998 to 90.9% in the six months ended June 30, 1999.

GROSS PROFIT. Gross profit increased $7.7 million, or 37.7% from $20.5 million in the six months ended June 30, 1998 to $28.2 million in the six months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $26.2 million, or 696.1% from $3.8 million in the six months ended June 30, 1998 to $30.0 million in the six months ended June 30, 1999. This increase is the consequence of including results of operations for IAI. Selling, general and administrative expenses as a percentage of net sales increased from 4.0% in the six months ended June 30, 1998 to 9.7% in the six months ended June 30, 1999.

OPERATING INCOME (LOSS). Operating income (loss) decreased $18.5 million, or 110.7% from $16.7 million in the six months ended June 30, 1998 to $(1.8) million in the six months ended June 30, 1999. Operating income (loss) as a percentage of net sales decreased from 18.0% in the six months ended June 30, 1998 to (.6)% in the six months ended June 30, 1999.

INTEREST EXPENSE. Interest expense increased $11.3 million from $.1 million in the six months ended June 30, 1998 to $11.4 million in the six months ended June 30, 1999. This increase was due to the increase in indebtedness in connection with the Acquisition.

INCOME TAXES. Income tax expense decreased $10.1 million from an expense of $6.1 million in the six months ended June 30, 1998 to a benefit of $(4.0) million in six months ended June 30, 1999. The decrease is due to the decrease in operating income and increase in interest expense. The effective income tax rate increased from 35.7% in the six months ended June 30, 1998 to 36.1% in the six months ended June 30, 1999.

NET INCOME (LOSS). Net income (loss) decreased $17.9 million, or 164.2% from $10.9 million in the six months ended June 30, 1998 to $(7.0) million in the six months ended June 30, 1999. Net income (loss) as a percentage of net sales decreased from 11.8% in the six months ended June 30, 1998 to (2.3)% in the six months ended June 30, 1999.

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

         Net cash provided by operating activities was zero and $29.6 million for the six months ended June 30, 1998 and 1999, respectively.

         Capital expenditures were $6.2 million and $5.2 million for the six months ended June 30, 1998 and 1999, respectively.

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

         Under the Revolving Credit Facility, the Company can borrow, repay and re-borrow from time to time up to $150 million in the aggregate. The Revolving Credit Facility terminates on October 28, 2003. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company. Interest under the Credit Agreement is variable based on either a base rate or Eurodollar rate plus a margin which is dependent upon the Company's leverage ratio. To manage the exposure to interest rate changes, the Company has entered into interest rate swap agreements covering approximately $137 million of the variable rate debt and which mature in September 2003. The interest rate swap agreements effectively fix the interest rate on approximately $137 million of variable rate debt at 5.86% plus the applicable margin based on the Company's leverage ratio.

A commitment fee of .375% to .50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly. The Tranche A Term loan is scheduled to be repaid in quarterly installments over five years and the Tranche B Term loan is scheduled to be repaid in quarterly installments over seven years as follows (in thousands):

                                              Tranche A   Tranche B
         Year                                 Term Loan   Term Loan      Total
         ----                                 --------------------------------
         1999 (remainder of year)              $ 6,250     $   500     $ 6,750
         2000                                   17,500       1,000      18,500
         2001                                   27,500       1,000      28,500
         2002                                   36,250       1,000      37,250
         2003                                   30,000      12,625      42,625
         2004                                       --      47,500      47,500
         2005                                       --      35,625      35,625

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

         The Company entered into the First Amendment to Credit Agreement and Limited Waiver (the "Amendment") with its bank syndicate on March 31, 1999, which, among other things, waived the event of default which resulted from the Company not complying with the minimum EBITDA financial test, revised the financial tests for 1999 and subsequent periods, adjusted the applicable margins, and will restrict payments of dividends on the Series A Convertible Preferred Stock for a period through at least the first quarter of 2000, as specified in the Amendment. The Company remained in compliance with the covenants contained in the Amendment for the quarter ended June 30, 1999. Nevertheless, the Company will continue to be challenged to meet the minimum EBITDA, leverage and other covenants reflected in the Amendment, given the state of its markets while the Company integrates the IAI acquisition into its business. Depending on the financial results of the next quarter, the Company may need to renegotiate these covenants with its credit banks.

         Over the next four years, the Company plans to invest up to $124 million in capital expenditures to expand and modernize its melting, forging and finishing equipment, install new or upgrade existing business information systems and make other investments to maintain its position as a technical leader. Certain covenants in the Credit Agreement limit the annual amount of capital expenditures. In addition to planned capital expenditures, the Company expects to evaluate, from time to time, potential acquisitions. Potential acquisitions may include investments in companies, technologies or products which complement the Company's business or products. Sources of funds for such acquisitions could include funds generated from operations or alternative sources of debt or equity capital. Certain covenants in the Credit Agreement may restrict or limit the Company's ability to enter into or complete an acquisition. Under such circumstances, the Company would need to amend, obtain a waiver of, or refinance the Credit Agreement. See Item 5(b). "Forward Looking Statements."

         The Company's results for the remainder of 1999 will depend on many factors. Scheduled facility shutdowns in the third quarter for maintenance and capital upgrades will limit production. Reduced summer European demand and a continued slowness in aerospace orders will also limit shipments in the third quarter.

Although the Company increased all nickel-alloy product prices 5 percent on August 2, primarily to recover higher nickel and cobalt costs, the Company believes that there is excess industry capacity relative to near-term demand for nickel-based alloys. This, coupled with continuing softness in some consumer markets, will likely impact the Company's revenues and margins into 2000. In addition, the Company's results for the remainder of 1999 may be impacted by pricing pressure, increased raw materials costs, weakness in certain markets and production and delivery issues, such as the possibility of problems in the final stages of computer software implementation as the Company installs its new business enterprise system. See Item 5(b). "Forward Looking Statements."

         The Company does not expect the future costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement could result in expenditures in excess of amounts estimated to be required for such matters. See Note 5 to the unaudited financial statements included in "Item 1. Financial Statements" above and " - Forward Looking Statements."

         The Company expects that cash and cash equivalents on hand, cash flow from operations and borrowing capacity under the Credit Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months. See Item 5(b). "Forward Looking Statements."

BACKLOG

As of June 30, 1999, the Company's backlog orders aggregated approximately $230.0 million, compared to approximately $109.0 million at June 30, 1998. The increase in backlog orders is primarily due to the IAI acquisition, offset in part by a decrease in backlog for the SMC Premium Alloys Division. This decrease in backlog of the SMC Premium Alloys Division is principally due to changes in customer order patterns. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at June 30, 1999 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

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

         The Company's plan to resolve the Year 2000 issues in each of its three principal operating segments is as follows:

         SMC PREMIUM ALLOYS DIVISION

         The SMC Premium Alloys Division has undertaken a formal program which encompasses replacing its current management systems with an enterprise-wide business information system, related upgrades to its information technology infrastructure and modifications to its manufacturing process control systems. The division's plan to resolve the Year 2000 issue includes the following four phases: assessment, remediation, testing, and implementation. To date, the division has fully completed its assessment of all computer systems and programs which could be significantly affected by the Year 2000. Appraisal costs were expensed prior to the division initiating a formal Year 2000 program. Systems and programs which require modification have been identified and such modifications and related testing is expected to be substantially completed by the third quarter of 1999.

         In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers and large customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although less than 70% of the division's suppliers and customers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999. A second appraisal of significant suppliers and customers was conducted during the second quarter of 1999 with few additional responses received. A telephone appraisal of significant suppliers and customers is scheduled for the third quarter of 1999.

         INCO ALLOYS NORTH AMERICAN DIVISION

         The Inco Alloys North American Division has established a formal program which encompasses replacing its current management systems with an enterprise-wide business information system, related replacements and upgrades to its information technology infrastructure and modifications to manufacturing process control systems. The division's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the division has fully completed its assessment of all computer systems and programs which could be significantly affected by the Year 2000. The division has also identified all software supplied by outside vendors which is not currently Year 2000 compliant. With respect to such non-compliant software, the division has acquired the most recent release and is currently testing such versions for Year 2000 compliance. Systems and programs which require modification or replacement have been identified and such modifications and related testing is expected to be substantially completed by the third quarter of 1999.

         In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although less than 60% of the division's suppliers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999. A second appraisal of the division's significant suppliers is currently underway. The division has not initiated formal communications with its customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their Year 2000 issues.

         INCO ALLOYS EUROPEAN DIVISION

         The Inco Alloys European Division has established a formal program for monitoring and measuring Year 2000 readiness which encompasses replacement, upgrades and modifications to management information systems, information technology infrastructure, and manufacturing process control systems. The division's resolution phases include assessment, remediation, testing and implementation. The division has established a comprehensive inventory and risk assessment of computing platforms and programs which require Year 2000 resolution. All hardware required for stand alone testing of systems has been installed in order to provide an off-line production testing environment for Year 2000 program compliance. The division has also identified all software supplied by outside vendors which is not currently Year 2000 compliant. With respect to such non-compliant software, the division has acquired the most recent release and is currently testing such versions for Year 2000 compliance. Systems and programs which require modification or replacement have been identified and such modifications and related testing is expected to be substantially completed by the third quarter of 1999.

         During the second quarter of 1999, an independent third party began a comprehensive review of the division's overall Year 2000 program. The division has continued to validate information technology compliance, using mainframe test facilities to simulate support for mission-critical operations.

         In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers and large customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although less than 80% of the division's suppliers and customers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999.

         The Company's overall Year 2000 project approach and status for each of the respective divisions is as follows:

                                                                               ($ millions)
                                           Stage      Estimated Timetable   Total  Costs Incurred
Description of Approach                of Completion    For Completion     Budget      To Date
-------------------------------------------------------------------------------------------------
COMPUTER SYSTEMS:
Assess systems for possible Year 2000
   impact:

   SMC Premium Alloys                        100%         Completed            --           --
   Inco Alloys North American                100%         Completed            --           --
   Inco Alloys European                      100%         Completed            --           --

Modify or replace non-compliant
   systems and test systems with
   system clocks set at current date:

   SMC Premium Alloys                         85%         August 31, 1999   $ 6.5        $ 5.0
   Inco Alloys North American                 80%         August 31, 1999    14.0         10.8
   Inco Alloys European                       90%         August 31, 1999      .4           .3

PROCESS CONTROL SYSTEMS:

Computer-dependent process control
   systems assessment and compliance
   procedures

   SMC Premium Alloys                         75%     September 30, 1999    $  .5        $  .1
   Inco Alloys North American                 90%     November 1, 1999         .1           .5
   Inco Alloys European                       80%     August 31, 1999          .4           .1

         The Company has determined it expects to have no exposure to contingencies related to the year 2000 issue for the products it has sold. The Company expects to utilize both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications. Except as described above, the Company at this time has no plan to utilize independent verification and validation processes to assure reliability of risk and cost estimates, nor does the Company plan to utilize independent third party verification to test computer systems for Year 2000 compliance. The Company anticipates completing the year 2000 project in 1999, prior to any anticipated impact on its operating systems. Maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy.

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

         The Company currently has no formal contingency plan in place in the event that it does not complete all phases of the Year 2000 program. A committee is closely monitoring the progress of enterprise and business process risks to determine whether a formal contingency plan is necessary. Contingency plans will be developed in parallel with the testing and remediation efforts should they be required.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 28, 1999 (the "Annual Meeting"). Holders of Common Stock were entitled to elect two directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 15,252,320 of the 15,479,000 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the two persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders of the Company following the end of the Company's fiscal year ending December 31, 2001 and the number of votes cast for, against or withheld with respect to each person.

Name of Director                                    For       Against   Withheld
----------------                                    ---       -------   --------
Robert D. Halverstadt                            15,230,170      0       22,150
Antoine G. Treuille                              15,230,170      0       22,150

The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each such matter.

Matter                                         For         Against    Withheld
------                                         ---         -------    --------
Approval of Ernst & Young LLP as            15,245,920      2,400      4,000
independent auditors for the Company
for the fiscal year ending
December 31, 1999.

ITEM 5. OTHER INFORMATION

(A) PRESS RELEASES

The Company issued a press release dated August 12, 1999 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended June 30, 1999.

The Company issued a press release dated July 26, 1999 announcing a 5 percent product price increase for all nickel alloys, effective with shipments August 2, 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

27.1 Financial Data Schedule.

(B) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION


Date: August 13, 1999               By: /s/ Donald R. Muzyka
                                       --------------------------------------
                                       Donald R. Muzyka
                                       President and Chief Executive Officer

Date: August 13, 1999               By: /s/ Donald C. Darling
                                       --------------------------------------
                                       Donald C. Darling
                                       Chief Financial Officer and Chief
                                       Accounting Officer