Form 10-Q
period 1999-09-30
SPECIAL METALS CORP
filed 1999-11-15
CIK 1028965

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                                    ---------

(mark one)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

                              Yes   X      No
                                  -----       -----

As of November 5, 1999, there were 15,479,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                            Page
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of September 30,
         1999 and December 31, 1998                                            2

         Condensed Consolidated Statements of Operations and
         Retained Earnings for the three months and nine months
         ended September 30, 1998 and 1999                                     3

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1999                         4

         Notes to Condensed Consolidated Financial Statements                  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

Part II. Other Information

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities and Use of Proceeds                            21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other Information                                                    21

Item 6.  Exhibits and Reports on Form 8-K                                     22

Signatures                                                                    23

Part I.  Financial Information

Item 1.  Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
                (Unaudited - In thousands, except share amounts)

                                                                   December 31,  September 30,
                                                                      1998          1999
                                                                   -------------------------
Assets
Current assets:
  Cash and cash equivalents                                        $    39,622   $    22,769
  Restricted deposits                                                      352            --
Accounts receivable - trade, less allowance for doubtful accounts
    of $3,179 in 1998 and $2,965 in 1999                               137,634       126,296
  Inventories                                                          271,812       278,261
  Prepaid expenses and other current assets                             16,991        23,551
                                                                   -------------------------
Total current assets                                                   466,411       450,877
Property, plant and equipment                                          309,025       297,006
Non-competition agreement, net of accumulated amortization
  of $617 in 1998 and $3,392 in 1999                                    36,383        33,608
Other assets                                                            28,335        38,848
                                                                   -------------------------
Total assets                                                       $   840,154   $   820,339
                                                                   =========================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable - trade                                         $    46,753   $    62,315
  Accrued liabilities                                                   79,576        66,691
  Notes payable                                                          3,163         3,459
  Current portion of long-term debt and capital leases                  13,155       280,861
                                                                   -------------------------
Total current liabilities                                              142,647       413,326
Long-term debt and capital leases                                      282,792         3,827
Postretirement benefits obligation                                     188,748       193,611
Other long-term liabilities                                             16,537        16,098
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting,
$0.01 par value, 10,000,000 shares authorized, 1,940,000
shares issued and outstanding                                           98,071       102,889

Shareholders' equity:
  Common stock, $0.01 par value, 35,000,000 shares authorized,
    15,479,000 shares issued and outstanding                               155           155
  Paid-in surplus                                                       75,712        75,712
  Accumulated other comprehensive loss                                  (1,911)       (5,389)
  Retained earnings                                                     37,403        20,110
                                                                   -------------------------
Total shareholders' equity                                             111,359        90,588
                                                                   -------------------------
Total liabilities and shareholders' equity                         $   840,154   $   820,339
                                                                   =========================

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
          Condensed Consolidated Statements of Operations and Retained
                                    Earnings
              (Unaudited - In thousands, except per share amounts)

                                        Three months ended Sept. 30,    Nine months ended Sept. 30,
                                            1998          1999              1998            1999
                                        -------------------------       --------------------------
Net sales                               $    41,645   $   139,344       $   134,688    $   449,894
Cost of goods sold                           33,825       128,377           106,376        410,705
                                        -------------------------       --------------------------
                                              7,820        10,967            28,312         39,189

Selling, general and
  administrative expenses                     1,785        15,210             5,554         45,213
                                        -------------------------       --------------------------

Operating income (loss)                       6,035        (4,243)           22,758         (6,024)

Interest expense                                 34         6,108                98         17,471
Interest income                                (133)         (300)             (464)        (1,165)
Other expense (income)                           25          (848)              (20)        (2,129)
                                        --------------------------      ---------------------------

Income (loss) before income taxes             6,109        (9,203)           23,144        (20,201)

Income tax expense (benefit)                  2,020        (3,758)            8,109         (7,726)
                                        --------------------------      ---------------------------

Net income (loss)                             4,089        (5,445)           15,035        (12,475)

Accumulated preferred stock dividends            --         1,606                --          4,818
                                        -------------------------       --------------------------

Net income (loss) attributable to
  common shareholders                         4,089        (7,051)           15,035        (17,293)

Retained earnings
Beginning of period                          39,580        27,161            28,634         37,403
                                        -------------------------       --------------------------

End of period                           $    43,669   $    20,110       $    43,669    $    20,110
                                        =========================       ==========================

Net income (loss) per share             $      0.26   $    (0.46)       $      0.97         (1.12)
(Basic and Diluted)

Weighted average shares outstanding          15,479        15,479            15,479         15,479
(Basic and Diluted)


See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)

                                                                   Nine months ended Sept. 30,
                                                                        1998           1999
                                                                   -------------------------
Operating Activities:
Net income (loss)                                                  $    15,035   $   (12,475)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                        2,910        25,320
    Other adjustments and changes in assets and liabilities             (8,842)        1,794
                                                                   -------------------------
Net cash provided by operating activities                                9,103        14,639

Investing Activities:
  Capital expenditures                                                  (8,297)       (8,153)
  Net change in restricted deposits                                         76           352
  Deferred software and other charges                                       --       (12,569)
  Other                                                                 (1,510)           --
                                                                   -------------------------
  Net cash used in investing activities                                 (9,731)      (20,370)


Financing Activities:
  Repayment of term loans and other long-term debt                          --       (12,501)
  Proceeds from long-term debt                                              --         2,000
  Payments on capital lease obligations                                   (226)         (461)
                                                                   --------------------------
  Net cash used in financing activities                                   (226)      (10,962)

Net effect of exchange rate changes on cash                                 --          (160)
                                                                   --------------------------
Net decrease in cash and cash equivalents                                 (854)      (16,853)

Cash and cash equivalents at beginning of period                        12,237        39,622
                                                                   -------------------------
Cash and cash equivalents at end of period                         $    11,383   $    22,769
                                                                   =========================

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note 2 - Inventories

Inventories consist of the following (in thousands):

                                                     December 31,  September 30,
                                                         1998          1999
                                                     -------------------------
Raw materials and supplies                           $    67,198   $    64,849
Work-in-process                                          151,136       141,294
Finished goods                                            57,478        70,132
                                                     -------------------------
                                                         275,812       276,275
Adjustment to LIFO cost                                   (4,000)        1,986
                                                     -------------------------
                                                     $   271,812   $   278,261
                                                     =========================

Note 3 - Inco Alloys Acquisition

On October 28, 1998, the Company acquired the stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit ("IAI") of Inco Limited ("Inco") and entered into a non-competition agreement with Inco (the "Acquisition").

The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of IAI have been included in the consolidated statements of operations since the date of acquisition. The initial $328 million purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. This allocation, however, is subject to adjustment based upon the final purchase price adjustment.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 1999
                                   (Unaudited)

                                                    Nine months ended
                                                   September 30, 1998
                                        (In thousands, except per share amounts)
                                        ----------------------------------------

Net sales                                              $590,593
Net income                                               18,522
Net income attributable to
  common shareholders                                    13,701
Net income per share:
  Basic                                                    0.89
  Diluted                                                  0.87

Note 4 - Business Segment Information

Segment information for the nine months ended September 30, 1999 is as follows. For the nine months ended September 30, 1998, the Company operated as only the SMC Premium Alloys segment.

                                             Inco
                                  SMC       Alloys       Inco
                                Premium      North      Alloys
                                Alloys      America     Europe      Corporate    Total
                               ---------------------------------------------------------
                                                      (In thousands)
Sales to external customers    $96,313     $232,398    $121,183     $    --    $449,894
Intersegment sales              14,194       25,654      12,133          --      51,981

Operating income (loss)          9,791      (15,754)      4,007      (4,068)     (6,024)
Interest expense                                                                (17,471)
Interest income                                                                   1,165
Other income                                                                      2,129
                                                                               --------
Loss before income taxes                                                        (20,201)

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 1999
                                   (Unaudited)

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

        The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At September 30, 1999, the Company had total reserves of approximately $10.1 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

        The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. To date, the Company has incurred no material penalties pursuant to Environmental Laws. The Company's 1999 capital budget provides $3.6 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $2.4 million during the nine months ended September 30, 1999. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 1999
                                   (Unaudited)

        Manganese Exposure Actions. IAII is a defendant in fourteen actions (one not served) by plaintiffs seeking damages for alleged health problems resulting from exposure to manganese in welding products and one action in which the plaintiff alleges exposure to manganese originating in wastewater from IAII's Huntington, West Virginia facility, while an employee of the Huntington Sanitary Board. One case is scheduled for trial in 1999; the other cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

        The Company assumed responsibility for remediation of the Ludlow Site and has completed remediation except for that of an adjoining property known as the "North Gravel Pit." The discovery of PCB contamination in the North Gravel Pit has required further investigation and remediation. The Company's engineers have submitted to the DEC (the "Department of Environmental Conservation") a report detailing their investigation pursuant to the work plan and recommending a remedial alternative. The Company has established a reserve based on the recommended remedial alternative. However, the DEC has notified the Company that it did not find the recommended remedial alternative acceptable. The Company is currently negotiating with the DEC concerning the final remedial alternative, which may include removal of additional PCB-impacted soils. The additional costs, if any, associated with the modified final remedial alternative can not be determined until the areas of dispute with the DEC are resolved. Furthermore, if the EPA, which also has jurisdiction over the Ludlow Site, disagrees with the final remedial alternative, it may seek to require implementation of a different remedial alternative.

        The Company is also responsible for post-closure operations and maintenance at the remainder of the Ludlow Site, including groundwater monitoring, through 2027. These operations and maintenance costs are estimated at approximately $90,000 per year. In addition, the Company may be required to conduct certain post-closure activities.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 1999
                                   (Unaudited)

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

        Huntington West Pickle House. The Company expects that the Huntington, West Virginia facility of IAII will need to install a wet scrubber exhaust system to remove ammonia vapor directly from an ammonia/water solution tank within its West Pickle House. The cost is estimated to be between $420,000 and $470,000 and is expected to be incurred in the first half of 2000.

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

Other Matters

        From time to time, the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Except as discussed above, the Company does not believe that it is presently a party to any proceedings that are likely to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 1999
                                   (Unaudited)

Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 1998 and 1999:

                                           Three months ended Sept. 30,  Nine months ended Sept. 30,
                                                1998        1999               1998       1999
                                              -------------------           -------------------
Numerator:
  Net income (loss)                           $  4,089   $ (5,445)          $ 15,035   $(12,475)
  Preferred stock dividends                         --      1,606                 --      4,818
                                              -------------------           -------------------
  Numerator for basic earnings per share-
   income available to common shareholders       4,089     (7,051)            15,035    (17,293)

  Effect of dilutive securities - preferred
    stock dividends                                 --         --                 --         --
                                              -------------------           -------------------

  Numerator for diluted earnings per
    share-income available to common
    shareholders after assumed conversions    $  4,089   $ (7,051)          $ 15,035   $(17,293)
                                              ===================           ===================
Denominator:
  Denominator for basic earnings per share-
    weighted-average shares outstanding         15,479     15,479             15,479     15,479
  Effect of dilutive securities:
    Employee stock options                          --         --                 --         --
    Preferred stock                                 --         --                 --         --
                                              -------------------           -------------------

Denominator for diluted earnings per
  share-adjusted weighted-average shares        15,479     15,479             15,479     15,479
                                              ===================           ===================


Basic earnings per share                      $   0.26   $  (0.46)          $   0.97   $  (1.12)
                                              ===================           ===================

Diluted earnings per share                    $   0.26   $  (0.46)          $   0.97   $  (1.12)
                                              ===================           ===================

Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 1999
                                   (Unaudited)

Note 7 - Comprehensive Income

Comprehensive income (loss) for the three month and nine month periods ended September 30, 1998 and 1999 consisted of the following:

                                  Three months ended Sept. 30,  Nine months ended Sept. 30,
                                      1998      1999                  1998        1999
                                     ----------------               --------------------
Net income (loss)                    $4,089   $(5,445)              $15,035    $(12,475)
Change in foreign currency
  translation adjustment                 --     3,348                    --      (3,478)
                                     ----------------               --------------------
Comprehensive income (loss)          $4,089   $(2,097)              $15,035    $(15,953)
                                     =================              ====================

Accumulated other comprehensive income (loss) consists of the following at December 31, 1998 and September 30, 1999:

                                       December 31,     September 30,
                                          1998              1999
                                        --------------------------
Pension adjustment                      $(1,571)          $(1,571)
Foreign currency translation
  adjustment                               (340)           (3,818)
                                        --------------------------
Accumulated other comprehensive
  income (loss)                         $(1,911)          $(5,389)
                                        ==========================

Note 8 - Default Under Credit Agreement

The Company determined and announced on September 27, 1999 that, for the fiscal quarter ended September 30, 1999, it would not be in compliance with certain covenants included in its Senior Secured Credit Agreement. As a result, an event of default has occurred as specified in the Company's Senior Secured Credit Agreement, and the Company is currently negotiating with Credit Lyonnais and its bank syndicate to correct this default. Accordingly, the Company has classified all obligations under the agreement as current in the consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the Company's ability to renegotiate its credit agreement with the Company's lenders or to find an alternative source of liquidity; the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

Overview

        The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The SMC Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines; and silver-based amalgamable dental alloys. The Inco Alloys North American Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubing, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Inco Alloys European Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. This division also includes a network of distribution facilities and service centers throughout Europe that provide sales and customer services for all three of our divisions. For the nine months ended September 30, 1999, the SMC Premium Alloys Division, the Inco Alloys North American Division and the Inco Alloys European Division accounted for 21%, 52%, and 27% respectively, of the Company's net sales of $449.9 million.

        Net Sales. Net sales include sales of the Company's high-performance nickel-based alloy, superalloy, and special alloy products, as well as revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts and indexed price contracts. Long-term firm price and indexed price contracts are present in the superalloy industry because jet engine manufacturers are required to provide firm price quotations to airlines for jet engines to be delivered several years into the future. To the extent that it has entered into long-term agreements, the Company has sought pricing terms which are either indexed or otherwise accommodate changes in product and raw material markets.

        Although the Company increased nickel-alloy product prices on three occasions during the third quarter of 1999, the Company believes that these price increases are not keeping up with higher nickel costs, due to a softness in aerospace and other primary markets.

        Export sales represent a significant portion of the Company's business. During the nine months ended September 30, 1999, sales by domestic businesses of the Company to purchasers outside of the United States totaled 18%.

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

        A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At September 30, 1999, the Company had open purchase contracts with a notional principal value of approximately $21.8 million. The fair value of the material covered by these contracts, based on the September 30, 1999 price quoted on the LME, was approximately $27.4 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, certain accounting and information systems expenses, and the office of the president.

        In addition, the Company has recently undertaken new cost-cutting actions, including a salaried workforce reduction. This reduction is targeted at a minimum of 10 percent by the end of 1999, to a significant extent through an early retirement program at the Company's Huntington, West Virginia facility, for which the Company took a combined pre-tax charge of $1.3 million in the quarter ended September 30, 1999. This action is expected, long term, to reduce annual compensation expense by approximately $5 million. For year 2000, offsetting a significant portion of this savings are expenses related to transitional staffing and investments being made to further reduce product cycle times and to improve the strategic planning process. (See Results of Operations).

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                         Three months ended Sept. 30,   Nine months ended Sept. 30,
                                             1998           1999            1998          1999
                                            --------------------            ------------------
Net sales                                   100.0%         100.0%          100.0%        100.0%
Costs of goods sold                          81.2           92.1            79.0          91.3
                                            --------------------            ------------------
Gross profit                                 18.8            7.9            21.0           8.7
Selling, general and
  administrative expenses                     4.3           10.9             4.1          10.0
                                            --------------------            ------------------
Operating income (loss)                      14.5           (3.0)           16.9          (1.3)
Interest expense                               .1            4.4              .1           3.9
Interest income                               (.3)           (.2)            (.3)          (.2)
Other income                                   .1            (.6)            (.1)          (.5)
                                            --------------------            ------------------
Income (loss) before income taxes            14.6           (6.6)           17.2          (4.5)
Income taxes expense (benefit)                4.8           (2.7)            6.0          (1.7)
                                            --------------------            ------------------

Net income (loss)                             9.8%          (3.9)%          11.2%         (2.8)%
                                            ====================            ==================

Three months ended September 30, 1999 compared with three months ended September 30, 1998.

Net Sales. Net sales increased $97.7 million, or 234.6% from $41.6 million in the three months ended September 30, 1998 to $139.3 million in the three months ended September 30, 1999. This increase is the result of including sales of IAI, offset in part by reduced sales of the SMC Premium Alloys Division as a consequence of continued softness in the commercial aerospace market and changes in customer order patterns.

Cost of Goods Sold. Cost of goods sold increased $94.6 million, or 279.5% from $33.8 million in the three months ended September 30, 1998 to $128.4 million in the three months ended September 30, 1999. This increase is the consequence of including results of operations for IAI, offset in part by reduced cost of goods sold for the SMC Premium Alloys Division consistent with the related decrease in net sales of that division. As a percentage of net sales, cost of goods sold increased from 81.2% in the three months ended September 30, 1998 to 92.1% in the three months ended September 30, 1999.

Gross Profit. Gross profit increased $3.1 million, or 40.2% from $7.9 million in the three months ended September 30, 1998 to $11.0 million in the three months ended September 30, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.4 million, from $1.8 million in the three months ended September 30, 1998 to $15.2 million in the three months ended September 30, 1999. This increase is principally the consequence of including results of operations for IAI. In addition, the Company recorded a one-time charge of approximately $1.3 million for costs associated with salaried workforce reductions in its' Huntington, West Virginia facility. Selling, general and administrative expenses as a percentage of net sales increased from 4.3% in the three months ended September 30, 1998 to 10.9% in the three months ended September 30, 1999.

Operating Income (Loss). Operating income (loss) decreased $10.2 million, or 170.3% from $6.0 million in the three months ended September 30, 1998 to $(4.2) million in the three months ended September 30, 1999. Operating income (loss) as a percentage of net sales decreased from 14.5% in the three months ended September 30, 1998 to (3.0)% in the three months ended September 30, 1999.

Interest Expense. Interest expense increased $6.1 million from zero in the three months ended September 30, 1998 to $6.1 million in the three months ended September 30, 1999. This increase was due to the increase in indebtedness in connection with the Acquisition.

Income Taxes. Income tax expense decreased $5.8 million from an expense of $2.0 million in the three months ended September 30, 1998 to a benefit of $(3.8) million in three months ended September 30, 1999. The decrease is due to the decrease in operating income and increase in interest expense.

Net Income (Loss). Net income (loss) decreased $9.5 million, or 233.2% from $4.1 million in the three months ended September 30, 1998 to $(5.4) million in the three months ended September 30, 1999. Net income (loss) as a percentage of net sales decreased from 9.8% in the three months ended September 30, 1998 to (3.9)% in the three months ended September 30, 1999.

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998.

Net Sales. Net sales increased $315.2 million, or 234.0% from $134.7 million in the nine months ended September 30, 1998 to $449.9 million in the nine months ended September 30, 1999. This increase is the result of including sales of IAI, offset in part by reduced sales of the SMC Premium Alloys Division as a consequence of continued softness in the commercial aerospace market and changes in customer order patterns.

Cost of Goods Sold. Cost of goods sold increased $304.3 million, or 286.1% from $106.4 million in the nine months ended September 30, 1998 to $410.7 million in the nine months ended September 30, 1999. This increase is the consequence of including results of operations for IAI, offset in part by reduced cost of goods sold for the SMC Premium Alloys Division consistent with the related decrease in net sales of that division. As a percentage of net sales, cost of goods sold increased from 79.0% in the nine months ended September 30, 1998 to 91.3% in the nine months ended September 30, 1999.

Gross Profit. Gross profit increased $10.9 million, or 38.4% from $28.3 million in the nine months ended September 30, 1998 to $39.2 million in the nine months ended September 30, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $39.7 million, from $5.5 million in the nine months ended September 30, 1998 to $45.2 million in the nine months ended September 30, 1999. This increase is principally the consequence of including results of operations for IAI. In addition, the Company recorded a one-time charge of approximately $1.3 million for costs associated with salaried workforce reductions in its' Huntington, West Virginia facility. Selling, general and administrative expenses as a percentage of net sales increased from 4.1% in the nine months ended September 30, 1998 to 10.0% in the nine months ended September 30, 1999.

Operating Income (Loss). Operating income (loss) decreased $28.8 million, or 126.5% from $22.8 million in the nine months ended September 30, 1998 to $(6.0) million in the nine months ended September 30, 1999. Operating income (loss) as a percentage of net sales decreased from 16.9% in the nine months ended September 30, 1998 to (1.3)% in the nine months ended September 30, 1999.

Interest Expense. Interest expense increased $17.4 million from $.1 million in the nine months ended September 30, 1998 to $17.5 million in the nine months ended September 30, 1999. This increase was due to the increase in indebtedness in connection with the Acquisition.

Income Taxes. Income tax expense decreased $15.8 million from an expense of $8.1 million in the nine months ended September 30, 1998 to a benefit of $(7.7) million in the nine months ended September 30, 1999. The decrease is due to the decrease in operating income and increase in interest expense. The effective income tax rate increased from 35.0% in the nine months ended September 30, 1998 to 38.2% in the nine months ended September 30, 1999.

Net Income (Loss). Net income (loss) decreased $27.5 million, or 183.0% from $15.0 million in the nine months ended September 30, 1998 to $(12.5) million in the nine months ended September 30, 1999. Net income (loss) as a percentage of net sales decreased from 11.2% in the nine months ended September 30, 1998 to (2.8)% in the nine months ended September 30, 1999.

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

        The Company determined and announced on September 27, 1999 that, for the quarter ended September 30, 1999, it would not be in compliance with one or more EBITDA-related covenants included in its Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions. The Company has notified Credit Lyonnais and its bank syndicate with respect to this non-compliance, and is currently negotiating with the banks to resolve this event of default. As a result of this non-compliance, the banks have notified the Company that, until this matter is resolved, the Company will be prohibited from borrowing any additional amounts under the revolving credit facility. As of September 30, 1999, the Company's total outstanding debt under the credit facility was $280 million. The banks have indicated that some form of subordinated debt or equity infusion will be required to cure the default. The Company continues to review additional financing alternatives. However, negotiations with the banks continue, and the Company is not able to accurately predict what the ultimate resolution of this matter will be. The Company believes it has sufficient working capital to generate funds to operate its business while it renegotiates its credit facility.

        Net cash provided by operating activities was $9.1 million and $14.6 million for the nine months ended September 30, 1998 and 1999, respectively.

        Capital expenditures were $8.3 million and $8.2 million for the nine months ended September 30, 1998 and 1999, respectively.

        The Company's ability to fund current operating requirements and planned capital expenditures over the next twelve months and beyond is significantly dependent upon its ability to favorably resolve the current default under the Credit Agreement. See Item 5(b). "Forward Looking Statements."

        Over the next four years, the Company has plans to invest up to $124 million in capital expenditures to expand and modernize its melting, forging and finishing equipment, install new or upgrade existing business information systems and make other investments to maintain its position as a technical leader. However, certain covenants in the Credit Agreement limit the annual amount of capital expenditures. In addition to planned capital expenditures, the Company expects to evaluate, from time to time, potential acquisitions. Potential acquisitions may include investments in companies, technologies or products which complement the Company's business or products. Sources of funds for such acquisitions could include funds generated from operations or alternative sources of debt or equity capital. Certain covenants in the Credit Agreement may restrict or limit the Company's ability to enter into or complete an acquisition. Under such circumstances, the Company would need to amend, obtain a waiver of, or refinance the Credit Agreement. See Item 5(b). "Forward Looking Statements."

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

Backlog

As of September 30, 1999, the Company's backlog orders aggregated approximately $204.4 million, compared to approximately $126.5 million at September 30, 1998. The increase in backlog orders is primarily due to the IAI acquisition, offset in part by a decrease in backlog for the SMC Premium Alloys Division. This decrease in backlog of the SMC Premium Alloys Division is principally due to changes in customer order patterns. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at September 30, 1999 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

Inflation

Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operation for the periods presented.

Impact of Year 2000

        The Year 2000 issue is the result of computer programs that use two digits rather than four to define the applicable year. Computer programs in the Company's computer systems and plant equipment systems that contain date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations resulting in disruptions in manufacturing operations or other normal business activities.

        The Company has undertaken multiple projects aimed at replacing its current management information systems and information technology infrastructure. However, the Company also believes that modifications to some of its process control computers will be required so that they will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its management information systems, information technology systems and process control systems. However, if such modifications and conversions are not made, or are not completed timely, a material impact on the operations of the Company could result.

        The Company's plan to resolve the Year 2000 issues in each of its three principal operating segments is as follows:

        SMC Premium Alloys Division

        The SMC Premium Alloys Division has undertaken a formal program which encompasses replacing its current management systems with an enterprise-wide business information system, related upgrades to its information technology infrastructure and modifications to its manufacturing process control systems. The division's plan to resolve the Year 2000 issue includes the following four phases: assessment, remediation, testing, and implementation. To date, the division has fully completed its assessment of all computer systems and programs which could be significantly affected by the Year 2000. Appraisal costs were expensed prior to the division initiating a formal Year 2000 program. Systems and programs that require modification have been identified and such modifications and related testing is substantially completed. The Company's metallographic, mechanical testing, and certification systems have been remediated and are currently being transferred to a compliant mainframe computer in the Company's Huntington, West Virginia facility and is expected to be completed by December 1, 1999. In addition, the Company's facility in Princeton, Kentucky is implementing a business information system which is expected to be substantially completed by December 1, 1999.

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

        Inco Alloys North American Division

        The Inco Alloys North American Division has established a formal program which encompasses replacing its current management systems with an enterprise-wide business information system, related replacements and upgrades to its information technology infrastructure and modifications to manufacturing process control systems. The division's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the division has fully completed its assessment of all computer systems and programs which could be significantly affected by the Year 2000. The division has also identified all software supplied by outside vendors which is not currently Year 2000 compliant. With respect to such non-compliant software, the division has acquired the most recent release and is currently testing such versions for Year 2000 compliance. Systems and programs that require modification or replacement have been identified and such modifications and related testing is expected to be substantially completed by December 1, 1999.

        In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers and large customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although less than 60% of the division's suppliers and less than 70% of its large customers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999. A second appraisal of the division's significant suppliers was conducted in the third quarter of 1999 with minimal additional responses received.

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

        The division has also identified all software supplied by outside vendors which is not currently Year 2000 compliant. With respect to such non-compliant software, the division has acquired the most recent release and is currently testing such versions for Year 2000 compliance. Systems and programs that require modification or replacement have been identified and such modifications and related testing is expected to be substantially completed by December 1, 1999.

        During the second quarter of 1999, an independent third party began a comprehensive review of the division's overall Year 2000 program. The division has received a draft report from the independent third party for review, which outlines the division's Year 2000 project scope and current status. Final recommendations from the Year 2000 review will be published in the fourth quarter of 1999. The division has continued to validate information technology compliance, using mainframe test facilities to simulate support for mission-critical operations.

        In addition to assessing its Year 2000 readiness, the division has initiated formal communications with its significant suppliers and large customers to determine the extent to which the division is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although less than 80% of the division's suppliers and large customers have responded, no respondent indicated that they would not be Year 2000 compliant prior to December 31, 1999.

        The Company's overall Year 2000 project approach and status for each of the respective divisions is as follows:

                                                                             ($ millions)
                                       Stage       Estimated Timetable    Total   Costs Incurred
Description of Approach             of Completion    For Completion       Budget     To Date
--------------------------------------------------------------------------------------------------
Computer Systems:
Assess systems for possible Year
  2000 impact:

  SMC Premium Alloys                    100%         Completed                --          --
  Inco Alloys North American            100%         Completed                --          --
  Inco Alloys European                  100%         Completed                --          --

Modify or replace non-compliant
  systems and test systems with
  system clocks set
  at current date:

  SMC Premium Alloys                     95%         December 1, 1999      $ 6.5       $ 6.1
  Inco Alloys North American             95%         December 1, 1999       14.0        16.3
  Inco Alloys European                   95%         December 1, 1999         .4          .3

Process Control Systems:

Computer-dependent process
  control systems assessment and
  compliance procedures

  SMC Premium Alloys                    100%         Completed             $  .5       $  .2
  Inco Alloys North American             95%         December 1, 1999         .1          .5
  Inco Alloys European                   95%         December 1, 1999         .4          .2

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

        The Company is currently developing a formal contingency plan should unplanned situations arise as a result of January 1, 2000. Contingency plans are necessary to ensure that risks associated with Year 2000 are mitigated. A contingency planning guideline will be established for all Company operating organizations and affiliates to address critical departmental requirements for responding to the loss or degradation of systems or services due to Year 2000 issues. The contingency plan involves the preparation and implementation of alternative work processes which may include manual solutions and/or the use of alternate compliant business systems located in another Company division. The Company plans to complete risk assessment and contingency plans during the fourth quarter of 1999. In addition, the Company has engaged external consultants to facilitate and benchmark the progress of its Year 2000 contingency planning.

        The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete all necessary phases, the Company's ability to take customer orders, manufacture and ship products, invoice customers or collect payments could be impaired. In addition, disruptions caused by third-parties or disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of Quantitative and Qualitative Disclosures About Market Risk.

Part II. Other Information

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and to Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for descriptions of certain legal and environmental matters.

Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

The Company has notified Credit Lyonnais and its bank syndicate that for the quarter ended September 30, 1999, it would not be in compliance with one or more EBITDA-related covenants included in its credit facility. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources")

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information

(a)   Press Releases

The Company issued a press release dated November 11, 1999 disclosing, among other things, certain results of operations and earnings for the fiscal quarter ended September 30, 1999 and nine months ended September 30, 1999.

The Company issued a press release dated November 1, 1999 announcing a 7 percent across-the-board price increase for all nickel-alloy products, effective with orders placed as of November 15, 1999.

The Company issued a press release dated October 18, 1999 announcing the appointment of James M. Hensler to the position of Vice President of Manufacturing - Special Metals Huntington Alloys.

The Company issued a press release dated September 27, 1999 announcing that it intends to commence negotiations with its credit banks to amend the terms of its $375 million credit facility.

The Company issued a press release dated September 3, 1999 announcing a 5 percent product price increase for all flat rolled nickel-alloys, effective with shipments September 13, 1999.

(b)  Forward-Looking Statements

Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to successfully negotiate a resolution to the current event of default under the Company's Credit Agreement, and the Company's ability to comply, in the future, with the covenants included in the Credit Agreement; and the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

27.1  Financial Data Schedule.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION


Date: November 15, 1999            By: /s/ Donald R. Muzyka
                                      ----------------------------------------
                                      Donald R. Muzyka
                                      President and Chief Executive Officer


Date: November 15, 1999            By: /s/ Donald C. Darling
                                      ----------------------------------------
                                      Donald C. Darling
                                      Chief Financial Officer and Chief
                                      Accounting Officer