Form 10-K
period 1999-12-31
SPECIAL METALS CORP
filed 2000-03-30
CIK 1028965

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                                    ---------
(mark one)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file No. 000-22029
                                              ---------

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

                           4317 Middle Settlement Road
                             New Hartford, NY 13413
                        --------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 798-2900
                          ----------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

At March 1, 2000, the aggregate market value of the publicly traded voting stock held by non-affiliates of the Registrant was $12,525,500 based upon the closing price of the Registrant's common stock on that date as reported by the Nasdaq National Market. At March 1, 2000 the Registrant had 15,479,000 shares of common stock outstanding.

                      Documents Incorporated By Reference:

Portions of the proxy statement for the 2000 annual shareholders meeting are incorporated by reference into Part III of this report.

                           Special Metals Corporation
                                    Form 10-K
                                Table Of Contents

Item                                                                               Page
----                                                                               ----
                                     Part I
1     Business                                                                        1
2     Operating Facilities                                                           15
3     Legal Proceedings                                                              15
4     Submission of Matters to a Vote of Security Holders                            19

                                     Part II

5     Market for the Registrant's Common Equity and Related Stockholder Matters      20
6     Selected Financial Data                                                        21
7     Management's Discussion and Analysis of Financial Condition and Results of
      Operations                                                                     22
7A    Quantitative and Qualitative Disclosures About Market Risk                     31
8     Financial Statements and Supplementary Data                                    32
9     Changes In and Disagreements with Accountants on Accounting and Financial
      Disclosure                                                                     64

                                    Part III

10    Directors and Executive Officers of the Registrant                             65
11    Executive Compensation                                                         65
12    Security Ownership of Certain Beneficial Owners and Management                 65
13    Certain Relationships and Related Transactions                                 65

                                     Part IV

14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K               66
      Signatures                                                                     70

                                     Part I

Item 1. Business

General

        Special Metals Corporation (herein referred to as the "Company" or "Special Metals") is the world's largest and most diversified producer of high-performance nickel-based alloys and superalloys. These highly engineered materials are produced to exacting customer specifications for technically demanding applications and are designed to withstand environmental extremes of heat and stress, and corrosion-resistance. Special Metals offers a number of alloy materials in a broad range of product forms, including sheet, strip, foil, plate, tubing, billet, bar, rod, extruded shapes, rod-in-coil, wire and welding consumables. The Company serves a diverse group of worldwide end-user markets, including aerospace, land based gas turbine power generation, environmental control, marine engineering, fossil-fuel power generation, thermal processing, electronics, chemical and petrochemical processing, petroleum refining and exploration, automotive and consumer products.

        The Company is committed to offering products with the highest standards of quality, technological excellence and customer service. Substantially all of the Company's facilities have attained certification under the ISO international quality standards and other domestic and international quality accreditations.

Industry Overview

        The high-performance nickel-based alloy industry emerged out of the requirement for materials with unique characteristics and physical properties such as high temperature strength, corrosion-resistance in very caustic environments, electrical properties, controlled thermal expansion or a combination of these characteristics. In the 1970's and 1980's, many established U.S. and European based specialty stainless metals companies were attracted by the opportunities available in the high-performance nickel-based alloy industry.

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

Business Strategy

        The Company's principal objective is to strengthen its position in the superalloy and special alloy industry, enhance its ability to anticipate and adapt to customer needs and market opportunities, and provide shareholders with superior investment returns through strategies which maximize long-term profitability and net asset values. The Company intends to achieve future growth and earnings development through the following initiatives:

        Emphasize market-driven, higher value-added businesses. The largest end market served by the Company is the aerospace market. The Company intends to strengthen its existing position and establish new leading competitive positions in the aerospace market and diversify into new markets by leveraging its manufacturing capabilities and expertise in high-performance materials. In carrying out this objective, the Company's divisions seek closer relationships with their customers in order to provide higher value-added products and product offerings which are aligned with customer requirements.

        Continue long-term capital improvement initiatives. The Company systematically invests in capital improvement initiatives directed towards market-driven requirements, customer service, productivity improvements, cost-reduction programs, new information technology, replacement projects, and environmental compliance. These investments build long-term value by increasing production capacity and operating efficiency and positioning the Company to maintain its technological leadership. The Company anticipates that total capital expenditures will approximate $15.0 million during 2000.

        Develop New Products and Enter New Markets. The Company believes that its expertise in the manufacture of high-performance nickel-based alloys and superalloys affords it the ability to design new products and applications and to enter new growth markets. The Company actively pursues internal development programs which build on existing core competencies and may be applied to new market segments. Approximately 85% of the Company's current nickel alloy and superalloy production is comprised of alloys developed by the Company. The Company engages in research and development activity to continue product development for the core businesses.

        Continue Performance Improvements and Cost Reductions. The Company has realized significant productivity increases in recent years and is committed to continued improvements in its operations and internal cost structure. Various initiatives have been undertaken by the Company to reduce production and operating costs, shorten manufacturing cycle times, improve quality and realize economies of scale. Organizational teams employ statistical measurement tools to increase utilization rates, optimize existing processes and reduce inventory requirements, process variability, and operating expenses. The Company's strategy is to integrate its manufacturing plants, both vertically and, where appropriate horizontally, to develop competitive advantage. Intermediate products produced in one Company facility are frequently distributed between plants for downstream production. This integration provides the Company with cost efficient and flexible manufacturing operations that permit the Company to allocate capital more efficiently. The Company also exploits commercial synergies between operations, such as the purchase of raw materials used in production. There can be no assurance that the Company will be able to realize or perform, within a particular time frame, the cost reductions, cash flow increases or other synergies expected to result from acquisitions or other transactions. I addition, the Company may not be able to generate additional revenue to offset any unanticipated inability to realize such expected synergies. See "- Forward Looking Statements."

        Pursue Acquisitions or Strategic Alliances. The Company intends to pursue selective acquisitions and strategic alliances which will enable the Company to leverage its manufacturing expertise and metallurgical skills. Potential acquisitions or strategic alliances may include investments in companies, technologies, products, or related assets which complement the Company's business or products. The Company continuously evaluates the strategy and profitability of its existing business portfolio within the scope of its long-term, value-oriented corporate policy.

        Increase Product and Geographic Diversification. The Company is a global enterprise with three principal manufacturing facilities in geographically diverse locations from which the Company markets high-performance nickel-based alloys and special alloys to a broad range of end customers. The Company's facilities include downstream operations, such as tube manufacturing and wire drawing, which increase its sales of value-added products. The Company seeks to continue to expand its customer base and its product mix, and believes that such market and product diversification allows it to mitigate the impact of cyclical downturns in both geographical markets and markets for particular products.

Operating Segments

        The Company's businesses are organized, managed, and internally reported as three principal operating segments. These segments are: (i) the Premium Alloys Division; (ii) the Huntington Alloys Division; and (iii) the Wiggin Alloys Division. In 1999, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 21.1%, 53.0%, and 25.9% respectively, of the Company's net sales of $602.2 million.

        Premium Alloys Division

        The Premium Alloys Division is primarily engaged in the manufacture, fabrication and distribution of wrought superalloy, superalloy powder, special alloys, and shape memory alloy products. The principal manufacturing facilities of the Premium Alloys Division are located in New Hartford, New York; Princeton, Kentucky; and Ann Arbor, Michigan.

        New Hartford, New York. This facility produces a broad range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms. These products are engineered to meet the high performance requirements and stress applications of aircraft engine critical rotating components and land-based steam and gas turbine generators. Principal manufacturing operations at this facility include melting, remelting, forging, bar rolling, and billet and bar cold finishing.

        This facility also produces a class of nickel/titanium shape memory alloys (known as Nitinol) which exhibit unique memory and flexibility properties. Nitinol's principal uses include medical applications such as orthodontic wire, stents, catheter guide wires and eye glass frames. Industrial applications for Nitinol include cellular telephone antennas, temperature control and clamping devices.

        Princeton, Kentucky. The Company's powder metal facility in Princeton, Kentucky has the capability to atomize and process alloy metal powders for use in aerospace applications. Powder metallurgy superalloy products are used in military jet engines and the latest generation of large commercial jet engines. The Company pioneered the powder metallurgical processing of superalloys in the 1960s and remains the world's largest independent manufacturer of superalloy powder products.

        Ann Arbor, Michigan. This facility designs, manufactures, and markets silver-based amalgamable dental alloys. Dental products are produced in the form of very fine powder by melting, alloying and atomizing alloys of silver, copper, tin, palladium, and other elements. A number of the division's dental products are protected by patents extending to 2000 and beyond. The Company is the leading North American producer of amalgamable dental alloys.

        Huntington Alloys Division

        The Huntington Alloys Division is primarily engaged in the manufacture and sale of nickel-based alloys in a range of product forms, including, billet, bar, rod, sheet, strip, plate, tubulars and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire. The primary manufacturing facilities of the Huntington Alloys Division are located in Huntington, West Virginia; Burnaugh, Kentucky; and Elkhart, Indiana. The division also operates three specialty products subsidiaries.

        The Huntington, West Virginia facility is the largest of its type in the world devoted exclusively to the development, production, marketing and sales of nickel-based alloys. Operations include melting, remelting, forging, hot rolling and finishing of rod, sheet/strip, plate, and tubular products. The Huntington facility serves as the principal production, management and marketing headquarters for the Huntington Alloys Division's activities. Production in Huntington is supported by melting, remelting, extrusion, large diameter tube reduction, and powder manufacture in Burnaugh, Kentucky and by cold strip finishing in Elkhart, Indiana.

        In addition, the Division's operations include the following ancillary businesses and operations, which specialize in unique product lines complementing the core business:

        Welding Products Company, Newton, North Carolina. This operation manufactures nickel-based welding consumables for joining high-nickel alloys, high-performance steels, and other materials. The Company's Newton operation supplies products to the North American marketplace via direct sales and through inventory-holding distributors. Specialized production processes include wire drawing, annealing, straightening, cutting, and the production of flux-containing electrodes and wires.

        A-1 Wire Tech, Inc., Rockford, Illinois. This operation converts, markets, and distributes specialty high-performance nickel alloy and stainless steel wire, bar and shaped products for use in a broad range of industrial and commercial applications.

        Mechanically Alloyed Products, Huntington, West Virginia. This operation supplies oxide dispersion strengthened alloys produced by the mechanical alloying powder metallurgy process for high temperature aerospace and industrial applications. Similar equipment and capabilities are possessed by the Company's Hereford, England production facility.

        Wiggin Alloys Division

        The Wiggin Alloys Division is primarily engaged in the manufacture and sale of nickel-based alloys including billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. Wide sheet and plate products are provided for distribution in Europe through the Company's Huntington Alloys Division. The primary manufacturing facility of the Wiggin Alloys Division is located in Hereford, England. A European subsidiary affiliated with this division produces cold-drawn nickel-based alloy wire and electrical resistance alloy wire and ribbon products.

        Operations of the Company's Hereford, England integrated production facility include the melting, remelting, forging, extrusion, hot rolling and finishing of rod, strip, foil, wire, and tubular products. In addition to these manufacturing operations, the Hereford site is the management center for marketing and sales to Europe, the Middle East, Africa, and India. This organization also supports a network of distribution facilities in strategic locations throughout Europe.

The Wiggin Alloys Division also includes the following subsidiaries:

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

        Special Metals Services. This network of Company-owned service centers support the marketing and distribution of nickel-based alloy, welding, electrical resistance alloy, titanium, and cobalt-based hard facing alloy products throughout Europe. Sales offices and service/distribution centers are located in St. Priest (Lyon), France; Milan, Italy; and Rotterdam, Netherlands.

Products

        Special Metals produces a comprehensive product range of high-quality alloys which enables it to be a significant supplier to most end-market industries from consumer products to aerospace. A substantial portion of the Company's products are used where corrosion-resistance and/or strength at high temperatures is required. Others are specified for physical properties such as electrical resistance, controlled thermal expansion or magnetic characteristics.

        Unique alloys, form combinations and innovative processing techniques have been developed by the Company over the years to serve increasingly demanding customer applications and specifications.

        The Company's fully integrated manufacturing facilities and broad range of metallurgical skills allow it to effectively serve its customers and lead the development of new metal technologies. The Company's alloys are classified into distinct families recognized worldwide by the trademarked designations listed below:

        FAMILY               ALLOY TYPE (PRIMARY ELEMENTS)
        ------               -----------------------------
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

        The principal nickel and superalloy product forms produced by the Company include:

o       Long Products (Ingot, Billet, Bar, and Cold Drawn Bar)
o       Flat Products (Plate, Sheet, and Strip)
o       Pipe, Tubulars, and Extruded Shapes
o       Wire and Wire Rod
o       Welding Products
o       Niche and Other Products

        The Company's product strategy includes maintaining a strong portfolio of proprietary products. These products include highly specialized formulations, newly developed or improved from existing materials resulting from the joint efforts of the Company's research and development, technical services, and applications engineering groups.

        Long Products

        The Company is one of the world's leading producers of superalloy and special alloy long products. This product group is comprised of various alloy and form combinations which include ingot, billet, bar, and cold drawn bar. Long products are produced utilizing ingots manufactured in the Company's New Hartford, Huntington, and Hereford facilities and forging them to a smaller size. The forging process consists of heating an ingot to a precisely controlled temperature and reducing its diameter through pressing or extrusion, thereby producing a billet. The Company's billet products include rounds or squares ranging from 5 to 18 inches in diameter, in lengths up to thirty feet. End market applications of billet products include forged turbine aircraft engine disks, ring components, spacers, shafts and casings. The billet may be processed further into bar by rolling it to a smaller cross section. The rolling process entails heating the billet to a precisely controlled temperature and reducing its diameter by passing it between shaped rolls. The Company produces bar products in rounds, squares and rectangles ranging from 0.375 to 5 inches in diameter, in common lengths from twenty to thirty feet. Bar products are sold primarily to machine shops, forgers and distributors. Cold drawn bar products are available in diameters less than 4 inches and include cold drawing in the final fabrication process.

        Flat Products

        The Company manufactures an extended range of flat products which provide high-strength, consistent formability, weldability and corrosion-resistance. Flat products are produced from slabs melted in the Company's Huntington and Burnaugh facilities and hot-rolled on a primary hot sheet/strip facility in Huntington. The Company's Hereford facility also produces flat products utilizing extrusion billet. The Company produces plate products in gauges ranging from 0.187 to 4 inches. Sheet and strip products are produced from slabs which are rolled on a hot reversing mill to form hot bands and subsequently cold-worked into the final product. Sheet products are produced in gauges ranging from 0.020 to 0.250 inches and maximum width of 48 inches. Strip products are produced in gauges ranging from 0.008 to 0.250 inches and maximum width of 36 inches. Customers use these materials to fabricate a variety of products such as reaction vessels, heat exchangers and transfer piping for industrial applications.

        Pipe, Tubulars, and Extruded Shapes

        The Company produces a full range of extruded and cold-worked seamless and seam-welded pipe and tubular products used in corrosive and high temperature service environments. The Company's products are utilized in the critical piping systems of domestic and international fossil fuel and commercial power facilities, equipment for petroleum and sour-gas exploration/development, heat-exchanger tubing and thermocouple sheathing. The Company hot extrudes and subsequently cold-works pipe to sizes ranging from 0.5 to 10 inches in diameter. Wall thicknesses are contingent upon product or application requirements and may range from 0.03 to 2 inches. Pipe and tubular products are produced in lengths up to 40 feet. Extruded shapes may include a broad range of sectional shapes and dimensions and are commonly produced in lengths up to 20 feet.

        Wire and Wire Rod

        Special Metals manufactures specialty wire products at its A-1 Wire Tech operations in Rockford, Illinois, at its Rescal operations in Epone, France and at its wire mill in Hereford, England. Each of these operations draws wire from high-performance nickel-based alloys supplied by other Company facilities in the United States and England, purchased stainless steel and other specialty alloy wire rod. Both Rescal and A-1 Wire Tech market and distribute these products globally. In addition to consuming output of the Company's primary operations, these wire products allow Special Metals to proceed downstream to higher value-added products.

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

        Welding Products

        The Company produces approximately 50 distinct welding electrodes, bare filler wires and flux products. The Company's aggregation of welding products supports the sale of primary mill products, which require welding, and markets high-value added welding products. The Company manufactures numerous types of filler metals, flux-coated electrodes, flux-cored wires, and fluxes, which may be used to join the high-performance nickel-based alloys it produces. Additional welding product applications include: i) the welding or repair-welding of cast irons, ii) welding dissimilar metal combinations, iii) welding copper-nickel alloys, and iv) overlaying corrosion-resisting layers on steels using welding techniques. Flux coated electrodes (for shielded-metal-arc welding), flux-cored wires (for flux-cored arc welding) and fluxes are produced in the Company's Newton, North Carolina facility. Bare filler wires (for gas-tungsten-arc, gas-metal-arc and submerged arc welding) are manufactured in both the Company's Newton, North Carolina and Hereford, England facilities. Other product offerings include thermal spray wire, flux-core wire and weld strip which are produced in a variety of alloy and chemical compositions.

        Niche and Other Products

        Powder Metallurgy. In the most technologically advanced jet engines, the requirements for strength, high temperature corrosion-resistance and toughness exceed the capabilities of conventional cast or wrought mill forms. Powder metallurgy alloys are manufactured using inert gas atomization to break up a molten metal stream into droplets, which rapidly solidify into metal powder particles. Superalloys produced in the Company's Princeton, Kentucky facility are supplied as powder, hot isostatically pressed consolidated shapes or extruded billet and bar.

        Dental Products. The Company's Ann Arbor, Michigan facility designs, manufactures and markets silver-based amalgamable alloys used principally for conventional tooth restoration.

        Shape Memory Alloys (Nitinol). Nitinol is a family of specialty nickel/titanium alloys which exhibit unique shape memory and super-elastic characteristics. This class of materials may be formed into a product, bent or twisted into a different shape, and then easily returned to their original shape. Principal applications include medical devices, orthodontic wire, eyeglass frames, temperature control devices and clamping devices.

        Mechanically Alloyed Products. Special Metals produces Oxide Dispersion Strengthened (ODS) materials in diverse alloys and forms by applying a Mechanical Alloying (MA) powder metallurgy process. The properties of Mechanically Alloyed materials are not obtainable from conventionally melted alloys, or from alloys produced by alternative powder processes. The manufacturing activities in support of this business are fully integrated into the operations of the Company. Mechanically Alloyed powders produced in Company facilities are consolidated using conventional extrusion or hot isostatic pressing processes, and the resulting consolidated materials are processed into finished product using standard hot and cold working processes and equipment. Extensive product and market development efforts are being undertaken to expand the use of Mechanically Alloyed products to a broad range of high temperature and stress-rupture industrial applications which require performance beyond conventional materials. Current applications for mechanically alloyed products include molten glass processing, marine and diesel engines, and other high temperature thermal processing operations, such as furnace parts, skid rails and hearth rollers.

Markets

        The Company markets and distributes its products to various defined industrial end markets which include the following:

        Aerospace                           Marine
        Chemical                            Thermal Processing
        Power / Pollution Control           Automotive
        Oil / Petrochemical                 Electrical / Heating Elements
        Electronics                         Welding

The key product requirements of each industrial market are as follows:

        Aerospace - The aerospace market utilizes high-performance nickel-based superalloys for service in both the static and rotating components of turbine aircraft engines. Jet engines may produce in excess of 100,000 pounds of thrust and may subject parts to temperatures reaching 2,100(degree) Fahrenheit. Demand for the Company's products, which includes ingot, billet, rod, bar, plate, extruded shapes and sheet is based on the new and replacement market for jet engines and the maintenance requirements of commercial and military aircraft operators. Aerospace applications include turbine disks, casings, blades, vanes, ring components, ducting, thermal protection and fasteners. The aerospace market is the single largest market for the Company's products, aggregating approximately 35% of the Company's net revenues in 1999.

        Chemical - The Chemical processing industry requires high temperature strength and corrosion resistant nickel-based alloys for process containment and the material transfer of corrosive gas and fluids. Demand for the Company's tubular, plate, sheet and welding products is based on the level of maintenance, repair and expansion of existing chemical processing facilities as well as the construction of new facilities.

        Power/Pollution Control - Demand for the Company's ingot, plate, sheet and welding products is driven by the construction of land-based gas turbine cogeneration facilities, industrial and municipal hazardous waste management systems and by government legislated and self-imposed programs aimed at significantly reducing the level of sulphur dioxide emissions from fossil-fuel powered electric generating facilities.

        Oil/Petrochemical - The oil and petrochemical industry utilizes nickel-based plate and tubular products for projects such as downhole tubulars and tools for oil and gas extraction, transfer piping and process furnaces used in hydrocarbon cracking, and sour-gas exploration/development. Demand for the Company's products is driven by the global demand and price of natural gas, development of sour-gas fields and petrochemical processing.

        Electronics - The Company's wire and wire rod products are utilized primarily in industrial and commercial lighting applications.

        Marine - Nickel-based alloys possess reliable aqueous corrosion resistance in seawater environments. Marine applications include critical components aboard nuclear-powered submarines and shipboard systems required to resist seawater corrosion.

        Thermal Processing - The high temperature strength and corrosion-resistance of the Company's portfolio of alloys is well-suited for service in industrial processing furnaces used for diverse applications from heat treatment to glassmaking. Rod, bar, wire rod, wire, sheet and plate are common thermal processing forms supplied by the Company.

        Automotive - The requirement for cleaner burning, extended warranty, fuel efficient engines has created global opportunities for nickel-based alloys in automobile exhaust valves, exhaust system bellows, oxygen sensors, catalytic converters, and high-temperature fasteners. The primary product forms supplied to the automotive end market include rod and strip.

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

        Welding - Nickel-based welding materials are a requisite for the manufacture of fabrications of nickel alloys and other materials. The primary applications include: joining similar or dissimilar nickel-based materials, welding or repair-welding of cast irons, and overlaying nickel-based alloys on dissimilar base materials.

Marketing and Distribution

        The Company serves a diversified global marketplace through a number of strategic distribution channels. These routes to market are structured to be the most effective and efficient for both Special Metals and the customer, and represent the products of the mills in Huntington, New Hartford and Hereford. The Company's other businesses control their individual routes-to-market using a similar mix of channels as appropriate.

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

        The Company maintains a global presence in all major geographic regions through the following types of outlets:

o       Direct Sales Representatives
o Wholly or jointly owned sales and distribution operations such as Special Metals Services in Europe, Special Metals Services (Pacific) Pte. Ltd. in the Pacific Rim and Daido-Special Metals, Ltd. in Japan
o       Distributors and Agents
o Value-added business units of the Company such as A-1 Wire Tech, Rescal, and the Welding Products Company

        The Company distributes alloy products principally through its own direct sales organization to markets in North America, Europe, portions of Central and South America, and the Middle East.

        The Company maintains a strong presence in the continental United States through field sales personnel located in three geographic regions, each of which is administered by a regional sales manager. Regional focus has allowed the Company to achieve operating efficiencies between its manufacturing, distribution, and marketing operations. Field sales personnel utilize computerized information systems which enable them to coordinate efforts with the manufacturing facilities and order entry personnel. The principal sales efforts of the Company in Canada are managed directly through Huntington Alloys Canada Ltd. located in Toronto, Ontario.

        The Company's direct sales efforts in Europe are coordinated through its principal marketing and sales offices headquartered in Hereford, England and field sales office located in Dusseldorf. The coverage of this organization also includes emerging Eastern European nations and the Commonwealth of Independent States.

        The Company operates a sales office in Bangalore, India which services the Indian sub-continent with wrought nickel-based alloy products manufactured by Company facilities in the United States and United Kingdom.

        In addition to these direct sales organizations, the Company operates a Singapore based trading company, Special Metals Services (Pacific) Pte. Ltd., which also has an office in Hong Kong. This organization serves the Pacific Rim with products of the Company and trades in other appropriate, complementary metal products.

        The Company and Daido Steel Co., Ltd. of Japan participate in a joint-venture marketing and sales organization referred to as Daido-Special Metals, Ltd. This organization, in cooperation with Special Metals Services (Pacific) Pte. Ltd., markets an extensive range of superalloys and high-performance alloys produced by Special Metals and Daido Steel Co., Ltd. in Japan. This affiliation has led to a strong relationship between the two companies and has promoted joint efforts in product and process development. Marketing efforts of the joint venture are conducted through sales offices in Tokyo, Osaka, and Fukuoka and a service/distribution center and sales office in Nagoya.

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

        The Company also has formed long established relationships with agents and distributors worldwide. These distributors generally sell a comprehensive range of products offered exclusively by the Huntington and Hereford facilities. The Company maintains distribution operations in France, Italy and the Netherlands under the name Special Metals Services. Special Metals Services sales offices and service/distribution centers are located in St. Priest (Lyon), France; Milan, Italy; and Rotterdam, Netherlands.

        The Company's other businesses, which include the Welding Products Company, A-1 Wire Tech, Rescal, powder products, shape memory alloy products and dental products, have developed their own distribution channels to suit their specific business requirements.

Pricing

        Pricing of nickel-based alloys can be volatile and is influenced by key raw materials, such as nickel and cobalt. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts and long-term firm price or indexed price contracts. Firm price contracts will continue to be a significant part of the superalloy industry because the end users of superalloy products, primarily jet engine manufacturers, require the ability to quote firm prices on products deliverable in the future. The Company will continue to attempt to minimize raw material price risks in connection with firm price contracts by hedging prices of certain raw materials, purchasing raw materials under fixed price arrangements and entering into scrap purchase arrangements with customers.

Supply and Cost of Raw Materials

        Raw material costs constitute a substantial portion of the Company's cash cost of production. The major raw materials utilized in the manufacture of superalloys and special alloys include scrap and various virgin materials such as nickel, chromium, cobalt, columbium, molybdenum, titanium and aluminum. Over half of the raw materials used in superalloy production is scrap, either internal scrap reclamation from the Company's own production process, or scrap purchased on the open market or from customers. The Company has entered into a long-term supply arrangement with Inco Limited ("Inco"), whereby Inco will supply all of the virgin nickel requirements of the Huntington Alloys and Wiggin Alloys Divisions. Although there can be no assurances, the Company believes that a number of suppliers can produce sufficient quantities of either scrap or virgin raw materials and that it is not dependent on any one supplier for any of the raw materials used to manufacture its products.

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

Cyclicality of Aerospace Industry

        The aerospace industry is one of the largest end-user markets of the Company's products and has historically been characterized by severe cyclicality which has had a significant impact on the sales and profitability of superalloy producers, including Special Metals. The worldwide market for commercial aircraft is predominantly driven by long-term trends in airline passenger traffic. Principal factors underlying long-term traffic growth include sustained economic growth, both in developed and emerging countries, and political stability. According to forecasts prepared by the Boeing Company ("Boeing"), for the five-year period 1995-1999, the average growth rate for worldwide passenger traffic was approximately 5.5%. Boeing's 20-year forecast projects an annual growth rate of approximately 4.7% in worldwide airline passenger traffic.

        In addition, a mandate went into effect January 1, 2000, requiring that all aircraft operators entering and exiting U.S. airports must comply with federal Stage 3 noise regulations. This environmental compliance requires airline operators to replace existing Stage 2 engines or retrofit such engines with hush kits. Demand for commercial aircraft is further influenced by airline profitability, world trade policies, bilateral government relations, and technological changes.

        In 1995, the commercial aircraft industry began recovering from the recession of the early 1990's. Deliveries of large commercial aircraft have increased by 47% from 1995 to 1997, 42% from 1997 to 1998 and 12% from 1998 to 1999. Boeing's average production rate decreased to 49 aircraft per month in 1999 with Airbus Industrie, S.A. ("Airbus") increasing to an average of 25 planes per month. Boeing projects that 2000 average production rates will approximate 41 aircraft per month, with Airbus projecting 26 aircraft per month.

        Substantially all of the revenues of the Company are derived from the sale of superalloy, special alloy and related products. Accordingly, any significant decrease in demand or decline in prices for such products could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

Competition

        Several of the Company's production capabilities are possessed in varying degrees by other companies in the industry, including both domestic and foreign manufacturers. The global industry is highly competitive and dominated by a few major producers. The Company's largest competitors include Allegheny Technologies, Inc. (formerly Allegheny Teledyne, Inc.), Carpenter Corporation, Haynes International, Inc., Krupp VDM GmbH, and Sumitomo (Japan).

        In the future, the Company may face increased competition from companies that currently have the required manufacturing equipment, but lack sufficient technological or financial resources. Demanding end-user specifications, a multi-stage manufacturing process and the technical, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry. Factors which affect the Company's competitive posture include the quality of its products, marketing strategies, service and delivery capabilities, pricing, and engineering/production expertise. Although the Company believes that it exhibits strength in these areas and is well positioned to compete in the markets in which it operates, the competitive nature of the industry has had, and in the future could have, an adverse effect on the business, financial condition, results of operations or prospects of the Company.

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

        The Company is presently an active participant in several industrial consortia including the U.S. Department of Energy sponsored Specialty Metals Processing Consortium ("SMPC") which includes other U.S. superalloy producers and the EU THERMIE program which has members from the European metal alloy producers and power industry equipment designer, fabricator, and utility companies. The SMPC's purpose is to pursue melting and solidification technology and to better understand the very complex nature of alloy melting and solidification. SMPC's research is conducted at the Sandia National Laboratory and also includes industrial experiments conducted at the member companies. Funding for the consortium is generated through membership fees, matching support from the U.S. Department of Energy and other sources. The THERMIE program involves developing and qualifying critical component materials, including nickel alloys, that can withstand the high operating temperatures of combustion and steam handling applications and designing an advanced 700(degree)C steam, pulverized fuel (PF) power plant with at least 10% higher operating efficiency than present coal fired power plant systems. The THERMIE program is funded by members of the European Union.

        The Company is a world leader in the development, invention, and production of high-performance nickel-based alloys. Research programs undertaken in laboratories in the New Hartford and Huntington facilities are aimed at creating new proprietary, value-added products, evaluating alloy performance in simulated process environments, improving the technology of Company owned manufacturing facilities, and supporting the daily quality assurance systems and procedures which are an integral part of all production activities. Approximately 85% of all alloys sold by the Company were invented in its laboratories.

        Non-aerospace special alloys under development include products in the Company's shape memory alloys product line. These products, as with Nitinol, utilize precise chemistries and thermomechanical processing and are being designed for use in medical, industrial and consumer product applications. Additional non-aerospace products under development include dental alloys, such as a recently patented restoration alloy system which offers a unique combination of properties and handling characteristics during application. The Company spent approximately $1.9 million, $2.9 million and $4.4 during 1997, 1998, and 1999, respectively, for research and development activities.

        The Company has also developed research and development initiatives with a number of customers in several industries and with several major universities in North America, Europe and Asia.

         The Company owns over 95 United States patents (with approximately 380 foreign equivalent patents) which protect its proprietary technology and processes, many of which are also filed under the patent laws of other nations. Although these patents, as well as the Company's numerous trademarks, technical information license agreements, and other intellectual property, have been and are expected to be of value, management believes that the loss or termination of any single such item or technically related group would not materially affect the conduct of its overall business.

Customer Concentration

        There are a small number of large consumers of high-performance nickel-based alloys in the world, and Special Metals believes it enjoys good relations with them. A substantial portion of the Company's business is conducted with a relatively small number of large customers. Although no one customer accounted for 10% or more of the Company's net sales in 1999, the Company's top ten customers accounted for approximately 31% of the Company's 1999 net sales. In 1998, Wyman Gordon Forgings, Inc. accounted for approximately 16% of the Company's net sales. In 1997, the Company's three largest customers accounted for approximately 21%, 11%, and 10%, respectively, of the Company's net sales.

Employees

        As of December 31, 1999, the Company had approximately 3,230 employees, approximately 61% of whom are represented by labor unions. The Company has entered into collective bargaining agreements with these union employees as follows:

                                   Number of
                               Employees Covered
                                 By Bargaining
Location                          Agreements              Effective Date             Expiration Date
--------------------------------------------------------------------------------------------------------
New Hartford, New York:
    Production                         302                September 1997             August 2003
    Support Technicians                 18                April 1999                 April 2002
Princeton, Kentucky                     48                August 1997                August 2000
Dunkirk, New York                       49                August 1999                August 2002
Huntington, West Virginia              754                February 1999              February 2002
Burnaugh, Kentucky                     154                April 1999                 March 2002
Hereford, England:
    Production                         471                November 1999              November 2000
    Craft                              120                November 1999              November 2000
    Staff (Junior)                      17                November 1999              November 2000
    Staff (Senior)                      31                January 2000               January 2001

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


Facility              Approximate        Nature of
Location          Size (Square Feet)     Occupancy        Product/Function
---------------------------------------------------------------------------------------
Huntington, WV        1,755,000             Owned         Melting & Finishing Plant
                                                          Research & Development
Hereford, UK          1,102,000             Owned         Melting & Finishing Plant
Burnaugh, KY            400,000             Owned         Melting & Finishing Plant
New Hartford, NY        358,000             Leased        Melting & Finishing Plant
                                                          Research & Development
                                                          Corporate Headquarters
Elkhart, IN             160,000             Owned         Cold Strip Finishing and Conversion
Epone, FR               150,000             Leased        Wire Products
Rockford, IL            115,000             Leased        Wire Products
Newton, NC              100,000             Owned         Welding Products
Dunkirk, NY              98,000             Leased        Forging Plant
Princeton, KY            70,000             Leased        Powder Products
                                                          Research & Development
Ann Arbor, MI             9,000             Owned         Dental Products
                                                          Research & Development

        The facilities in New Hartford, Dunkirk and Princeton are leased from government agencies under arrangements in which the Company pays rent in lieu of taxes and has options to purchase such facilities at a nominal purchase price. These arrangements for the New Hartford, Dunkirk and Princeton facilities expire in 2007, 2001, and 2000 respectively. The Princeton facility lease is subject to extensions for an additional 15 years beyond the current term.

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

        The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At December 31, 1999, the Company had total reserves of approximately $10.1 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

        The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2000 capital budget provides $2.7 million for environmental protection and compliance matters. The Company incurred average annual capital expenditures for environmental matters of $.2 million during 1997, $1.4 million during 1998 and $3.5 million during 1999. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

        The following is a summary of the more significant environmental matters or proceedings in which the Company is currently involved:

        Asbestos Exposure Actions. Huntington Alloys, a domestic subsidiary of the Company ("Huntington"), is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of Huntington and former employees of contractors to Huntington, alleging exposure to asbestos at the Company's Huntington, West Virginia facility. Plaintiffs' counsel have also informed Huntington that they intend to add similar claims by additional plaintiffs. Insurance coverage is available for some of these proceedings. The Company is not able to reasonably estimate what the ultimate loss, if any, will be with respect to these matters. However, the damages sought by plaintiffs in these actions, if Huntington were required to pay them, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

        Manganese Exposure Actions. Huntington is a defendant in sixteen actions (one not served) by plaintiffs seeking damages for alleged health problems resulting from exposure to manganese in welding products and one action in which the plaintiff alleges exposure to manganese originating in wastewater from the Company's Huntington, West Virginia facility, while an employee of the Huntington Sanitary Board. The cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

        The Company assumed responsibility for remediation of the Ludlow Site and has completed remediation except for that of an adjoining property known as the "North Gravel Pit." The discovery of PCB contamination in the North Gravel Pit has required further investigation and remediation. The Company's engineers have submitted to the Department of Environmental Conservation (the "DEC") a report detailing their investigation pursuant to the work plan and recommending a remedial alternative. The Company has established a reserve based on the recommended remedial alternative. The Company is currently awaiting DEC approval of the remedial alternative, which will include removal of PCB-impacted soils. Furthermore, if the EPA, which also has jurisdiction over the Ludlow Site, disagrees with the final remedial alternative, it may seek to require implementation of a different remedial alternative.

        The Company is also responsible for post-closure operations and maintenance at the remainder of the Ludlow Site, including groundwater monitoring, through 2027. These operations and maintenance costs are estimated at approximately $70,000 per year. In addition, the Company may be required to conduct certain post-closure activities.

        The Company and the DEC also disagree concerning the DEC's outstanding natural resources damage claim. The DEC has requested additional annual biota sampling for a period in excess of the post-closure operations and maintenance period, to be incorporated in a revised post-closure operations and maintenance plan. The Company has disputed this request. In July of 1999, the DEC decided not to pursue further at that time its request for the Company to undertake biota sampling. The DEC retains the right to sample biota. The DEC may renew its request for the inclusion of biota sampling in the post-closure operations and maintenance plan.

        Though the Company does not believe it likely that liabilities at the Ludlow Site will have a material adverse effect on the Company's business, results of operations, financial condition or cash flows, this possibility cannot be excluded.

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

        Huntington and Burnaugh RCRA Facility Assessments. The Huntington, West Virginia, and Burnaugh, Kentucky facilities of Huntington have been subject to site inspections pursuant to RCRA. Draft reports issued by the respective inspecting agencies recommended environmental investigation at Huntington and Burnaugh.

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

        Huntington West Pickle House. The Company expects that the Huntington, West Virginia facility of Huntington will need to install a wet scrubber exhaust system to remove ammonia vapor directly from an ammonia/water solution tank within its West Pickle House. The cost is estimated to be about $500,000 and is expected to be incurred in calendar year 2000.

        Pennsauken Landfill / Puchack Well Field. The Company recently received notice that Huntington has been named as a third-party defendant in a lawsuit filed in New Jersey Superior Court (the "Pennsauken Action"). The plaintiffs in the Pennsauken Action, the Township of Pennsauken and the Pennsauken Solid Waste Management Authority, filed the Pennsauken Action in 1991 against various defendants seeking to hold the defendants liable for the costs of remediation of the Pennsauken Landfill, the Puchack Well Field and/or surrounding areas. In September of 1999, two defendants in the Pennsauken Action filed a third-party complaint against numerous third-party defendants, one of which is Huntington. Several of the named third-party defendants, including Huntington, had previously been PRP's at a nearby Superfund site known as the Swope Oil Field.

        Huntington was a de minimis participant in the Swope Oil Field site and has, to date, paid less than $70,000 for its share of the remediation.

        The third-party complaint in the Pennsauken Action alleges that contamination at the Swope Oil Field migrated via groundwater to the Pennsauken Landfill, the Puchack Well Field and/or surrounding areas. The third-party plaintiffs assert that if they are found to be liable for remediation of those sites, Huntington and the other third-party defendants which were PRP's at the Swope Oil Field are in turn liable to the third-party plaintiffs. Huntington has not, to date, filed an answer to the third-party complaint. The Company is in the preliminary stages of investigating the claim against it. It is not possible at this time to provide a reasonable estimate of the cost of any investigative or remedial work which may be required, or Huntington's share.

        Wiggin Tube Degreaser. A United Kingdom subsidiary (Special Metals Wiggin Ltd., "Wiggin") may be required to make an expenditure of approximately $3.2 million to upgrade its degreasing operations at its facility in Hereford, England in order to reduce emissions of volatile organic compounds. This expenditure is unlikely to be incurred before 2003.

        Wiggin Electrical Switchgears. The Company expects that the Hereford, England facility of Wiggin will need to institute a phased program over ten years to replace its electrical switchgears, including oil-filled manual direct switchgears, air breakers and all other oil-filled switchgears. The cost of a program to replace the oil-filled manual direct switches is estimated to be approximately $0.7 million over the next two years. The cost of a program to replace the remainder of the electrical switchgears is estimated to be approximately $4.6 million, to be incurred during the period from 2002 through 2009.

        Wiggin Water Drainage Arrangements. The Environment Agency has informed the Company that they are considering improvements for the water drainage arrangements at the Hereford, England facility of Wiggin. They may request that Wiggin separate their process and storm water drainage systems.

        Consent Order - New Hartford. The New York State Department of Environmental Conservation has alleged that the Company's New Hartford facility has violated certain regulations pertaining to hazardous waste management promulgated under the authority of Environmental Conservation Law Article 27, Title a. The department is seeking a penalty for the cited violation in the amount of $54,500. The violations pertain to a number of matters including a fire and a RCRA inspection.

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

Inco

        The Company has filed a lawsuit against Inco and certain of Inco's subsidiaries (the "Sellers"), alleging that they made fraudulent and negligent misrepresentations in connection with the IAI Acquisition and that the Sellers breached the terms of the Stock Purchase Agreement. The Sellers have moved to dismiss the lawsuit, and the motion is pending before the court. The Sellers have advised the Company that in the event the court denies their motion to dismiss, they intend to file a counterclaim against the Company seeking in excess of $12 million, which the Seller's claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company has established a reserve of $12 million for the Seller's potential counterclaim, although the Company intends to vigorously defend against such a counterclaim if, in fact, it is filed. Because of the preliminary nature of the lawsuit, it is not possible at this time to know if the Company may ultimately be required to pay any or all of the amount sought by the Sellers.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        The Company's common stock is traded on the NASDAQ National Market under the symbol "SMCX." As of March 1, 2000 there were approximately 75 shareholders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's common stock. The quarterly common stock ranges for the previous two fiscal years are indicated below:

                                          1999                                1998
Quarter Ended                     High            Low                 High            Low
-------------------------------------------------------------------------------------------
March 31                         $ 9.31         $ 3.81              $ 18.00        $ 15.50
June 30                            7.00           3.63                18.81          14.00
September 30                       5.59           4.31                16.50          10.00
December 31                        4.19           2.63                10.44           7.00

        The Company has not paid dividends on its common stock during 1999 or 1998 and does not currently pay dividends on its common stock. Future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. The Company's ability to pay dividends on its common stock is also subject to the covenants contained in its credit agreements, which effectively preclude the Company from paying dividends on its common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Selected Financial Data

        The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 1995, 1996, 1997, 1998, and 1999. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

                                                          Year Ended December 31
                                      1995          1996           1997           1998          1999
                                 --------------------------------------------------------------------
                                                 (in thousands, except per share data)
Statement of Operations Data:
Net Sales                        $   132,245   $   162,300   $   186,071   $    253,226   $   602,249
Cost of goods sold                   114,752       133,828       142,029        219,110       562,486
                                 --------------------------------------------------------------------
Gross profit                          17,493        28,472        44,042         34,116        39,763
Selling, general and
  administrative expenses              5,207         5,408         6,958         16,063        59,520
                                 --------------------------------------------------------------------
Operating income (loss)               12,286        23,064        37,084         18,053       (19,757)
Interest expense                       4,727         4,079           670          4,109        25,711
Other income                               -             -          (107)          (914)       (4,026)
                                 --------------------------------------------------------------------
Income (loss) before income taxes      7,559        18,985        36,521         14,858       (41,442)
Income tax expense (benefit) (1)         354           (96)       13,519          5,018       (16,132)
                                 --------------------------------------------------------------------
Net income (loss)                $     7,205   $    19,081   $    23,002   $      9,840   $   (25,310)
                                 ====================================================================
Net income (loss) attributable
  to common shareholders         $     7,205   $    19,081   $    23,002   $      8,769   $   (31,733)
                                 ====================================================================

Net income (loss) per share -
  Basic and assuming dilution    $       .58   $      1.54   $      1.53   $        .57   $     (2.05)

Weighted average shares
  outstanding                         12,400        12,400        15,004         15,479        15,479

Balance Sheet Data (at
  period end):
Working capital                  $    35,779   $    47,450   $    68,825   $    323,764   $   283,722
Total assets                         106,945       116,492       141,750        840,154       811,287
Current portion of long-term
  debt and capital lease
  obligations                          5,270         4,296           316         13,155        21,356
Long-term debt and capital
  lease obligations (excluding
  current maturities)                 41,587        42,522           174        282,792       259,035
Subordinated notes payable to
  affiliates                           8,500         1,500             -              -         5,000
Stockholders' equity                  15,666        34,775       103,971        111,359        76,277

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

        The acquisition has been accounted for under the purchase method of accounting, and the results of operations of IAI have been included in the consolidated statements of operations since October 28, 1998, the date of acquisition. The initial purchase price of $328 million, subject to a purchase price adjustment defined in the purchase agreement, was allocated during 1998 to the assets acquired and liabilities assumed based upon their estimated fair values. During the fourth quarter of 1999, the purchase price adjustment process was concluded, resulting in a net decrease to the purchase price of approximately $2 million. This purchase price adjustment was allocated to the assets acquired. See Note 2 to the Consolidated Financial Statements included in
Item 8. "Financial Statements and Supplementary Data."

        General

        The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines; and silver-based amalgamable dental alloys. The Huntington Alloys Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubulars, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Wiggin Alloys Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. In 1999, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 21.1%, 53.0%, and 25.9% respectively, of the Company's net sales of $602.2 million.

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

        Export sales represent a significant portion of the Company's business. In 1997, 1998 and 1999, sales by domestic businesses of the Company to purchasers outside of the United States totaled 31%, 24% and 15% of the Company's net sales, respectively.

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

        A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At December 31, 1999, the Company had open purchase contracts, none of which are expected to be settled in cash, with a notional principal value of approximately $40.0 million. The fair value of the material covered by these contracts, based on the December 31, 1999 price quoted on the LME, was approximately $46.2 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

Results Of Operations

        The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's condensed consolidated income statements.

                                             1997           1998          1999
                                        --------------------------------------
Net sales                                   100.0%         100.0%        100.0%
Costs of goods sold                          76.3           86.5          93.4
                                        --------------------------------------
Gross profit                                 23.7           13.5           6.6

Selling, general and
  administrative expenses                     3.7            6.3           9.9
                                        --------------------------------------
Operating income (loss)                      20.0            7.2          (3.3)

Interest expense                               .4            1.6           4.3
Abandoned acquisition costs                    .3            -             -
Other income                                  (.4)           (.3)          (.7)
                                        --------------------------------------
                                              0.3            1.3           3.6
                                        --------------------------------------
Income (loss) before income taxes            19.7            5.9          (6.9)

Income taxes expense (benefit)                7.3            2.0          (2.7)
                                        ---------------------------------------
Net income (loss)                            12.4%           3.9%         (4.2)
                                        =======================================

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

        Net Sales. Net sales increased $349.0 million, or 137.8%, from $253.2 million in 1998 to $602.2 million in 1999. This increase is the result of the inclusion of IAI sales for a full year, offset in part by lower average realized selling prices due to continuing difficult pricing conditions and reduced sales volumes for high performance metals in the commercial aerospace, chemical and oil/petrochemical end markets.

        Export sales decreased from 24% of the Company's net sales for 1998 to 15% of the Company's net sales for 1999.

        Cost of Goods Sold. Cost of goods sold increased $343.4 million, or 156.7%, from $219.1 million in 1998 to $562.5 million in 1999. As a percentage of net sales, cost of goods sold increased from 86.5% in 1998 to 93.4% in 1999, primarily as a result of lower average selling prices and higher raw material costs, primarily nickel.

        Gross Profit. Gross profit increased $5.7 million, or 16.6% from $34.1 million in 1998 to $39.8 million in 1999.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $43.4 million from $16.1 million in 1998 to $59.5 million in 1999. This increase is principally the consequence of including the results of operations of IAI for a full year. Selling, general and administrative expenses as a percentage of net sales increased from 6.3% in 1998 to 9.9% in 1999.

        Operating Income (Loss). Operating income (loss) decreased $37.9 million from $18.1 million in 1998 to $(19.8) million in 1999. Operating income as a percentage of net sales decreased from 7.2% in 1998 to (3.3)% in 1999.

        Interest Expense. Interest expense increased $21.6 million from $4.1 million in 1998 to $25.7 million in 1999, primarily due to the increase in indebtedness in connection with the Acquisition.

        Income Taxes. Income tax expense decreased $21.1 million from an expense of $5.0 in 1998 to a benefit of $(16.1) million in 1999, primarily due to the decrease in operating income and the increase in interest expense. The effective tax rate increased from 33.8% in 1998 to 38.9% in 1999, primarily due to decreased benefits from the Company's foreign sales corporations.

        Net Income (Loss). Net income (loss) decreased $35.1 million from $9.8 million in 1998 to $(25.3) million in 1999. Net income as a percentage of net sales decreased from 3.9% for 1998 to (4.2)% for 1999.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

        Net Sales. Net sales increased $67.1 million, or 36.1%, from $186.1 million in 1997 to $253.2 million in 1998. This increase is the result of including two months' sales of IAI, offset in part by reduced sales of the Premium Alloys Division as a consequence of global economic pressures which resulted in reduced volumes and increased pressure on prices during 1998, and customer inventory adjustments in response to earlier order patterns which had led to overstocking in customer plants.

        Export sales decreased from 31% of the Company's net sales for 1997 to 24% of the Company's net sales for 1998. This decrease is a result of the Acquisition.

        Cost of Goods Sold. Cost of goods sold increased $77.1 million, or 54.3%, from $142.0 million in 1997 to $219.1 million in 1998. As a percentage of net sales, cost of goods sold increased from 76.3% in 1997 to 86.5% in 1998. This increase is the result of including IAI's results of operations for the two months subsequent to its acquisition. For the Premium Alloys Division, cost of goods sold, as a percentage of net sales, increased from 76.3% in 1997 to 81.3% in 1998. This increase is due primarily to the decrease in net sales of the division.

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

        Net cash provided by operating activities was $22.1 million, $21.3 million and $8.4 million for 1997, 1998 and 1999, respectively.

        Capital expenditures were $9.9 million, $20.3 million and $12.0 million for 1997, 1998 and 1999, respectively.

        The Company's principal sources of funds are (i) funds generated from operations; (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (the "Credit Agreement"), which the Company entered into in connection with the Acquisition; and (iii) borrowings under the Company's Subordinated Loan Agreement (the "Subordinated Loan Agreement") with Societe Industrielle de Materiaux Avances ("SIMA").

        The Credit Agreement provides for two term loans (the "Tranche A Term Loan" and the "Tranche B Term Loan," collectively, the "Term Loans") and a $100 million revolving credit and letter of credit facility (the "Revolving Credit Facility"). Proceeds from the Term Loans and a portion of the Revolving Credit Facility were used to finance a portion of the purchase price of the IAI Acquisition.

        Under the Revolving Credit Facility, the Company can borrow, repay and re-borrow from time to time up to $100 million in the aggregate, subject to certain restrictions described below. The Revolving Credit Facility terminates on October 28, 2003. The amount the Company may borrow under the Credit Agreement is reduced by the aggregate amount of any letters of credit issued for the account of the Company.

        Amounts outstanding on the Tranche A Term Loan and amounts outstanding under the Revolving Credit Facility bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .50%, plus a margin of zero to 1.50% depending on the Company's leverage ratio or (ii) the Eurodollar rate, which is the reserve adjusted New York interbank offered rate, plus a margin of 0.75% to 2.75% depending on the Company's leverage ratio. The applicable margins for amounts outstanding on the Tranche B Term Loan are (i) for base rate loans, either 1.50% or 2.00% depending on the Company's leverage ratio and (ii) for Eurodollar rate loans, 2.75% or 3.25% depending on the Company's leverage ratio. A commitment fee of .375% to .50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

        The Tranche A Term loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term loan is scheduled to be repaid in quarterly installments through 2005 as follows (in thousands):

                                         Tranche A     Tranche B
        Year                             Term Loan     Term Loan       Total
        ----                             ---------     ---------       -----
        2000                          $    18,560    $    1,940    $    20,500
        2001                               27,500         1,000         28,500
        2002                               36,250         1,000         37,250
        2003                               28,940        12,625         41,565
        2004                                    -        47,500         47,500
        2005                                    -        34,685         34,685

The Company has made all scheduled repayments that have come due.

        The Company is required to prepay amounts outstanding under the Credit Agreement out of the excess cash flow of the Company. Excess cash flow is defined as consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), minus the sum of debt service for the year, voluntary prepayments of the Term Loans, capital expenditures, income tax expense, restricted payments (as defined), and consideration for permitted acquisitions (as defined). Prepayments will be applied first to the Term Loans, pro rata, then to amounts outstanding under the Revolving Credit Facility and finally as cash collateral against outstanding letters of credit. So long as any amounts remain outstanding under the Tranche A Term Loan, lenders under the Tranche B Term Loan may elect not to have their portion of the Tranche B Term Loan prepaid until the Tranche A Term Loan is paid in full.

        The Stock Purchase Agreement regarding the Acquisition ( the "Stock Purchase Agreement") sets forth a post-closing procedure for adjusting the purchase price. The Company is required to prepay amounts outstanding under the Credit Agreement in an amount equal to any adjustments to the purchase price received by the Company or credited to the Company, whether payable in cash or credited or offset against any obligations owed to Inco Limited and certain of its affiliates (collectively, the "Sellers"), less the expenses reasonably incurred by the Company in obtaining any adjustment to the purchase price. During 1999, the Company and the Sellers followed the post-closing procedure provided in the Stock Purchase Agreement for adjusting the purchase price. As a result of this process and pursuant to the terms of the Credit Agreement, the Company is required to prepay $2 million toward the Term Loans.

        The Company's obligations under the Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and by a pledge of the capital stock of certain subsidiaries. The Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, create liens, guarantee indebtedness or enter into transactions with affiliates. The Credit Agreement also requires the Company to satisfy certain financial tests relating to, among other things, the Company's minimum consolidated EBITDA; consolidated leverage ratio; interest coverage ratio and fixed charge coverage ratio.

        Effective March 31, 1999, the Company entered into the First Amendment to Credit Agreement and Limited Waiver (the "First Amendment") which, among other things, waived the event of default which resulted from the Company not complying with the minimum EBITDA financial test at December 31, 1998, revised the financial tests for 1999 and subsequent periods, adjusted the applicable margins to those indicated above, and restricted payments of dividends on the Series A Convertible Preferred Stock.

        At September 30, 1999, the Company was in violation of the revised minimum EBITDA and leverage ratio financial tests. The lenders under the Credit Agreement (the "Senior Lenders") agreed to amend the terms of the Credit Agreement and waive the defaults provided the Company agree to pursue additional capital in the form of subordinated loans.

        Effective December 17, 1999, the Company entered into the Subordinated Loan Agreement with SIMA, which is the owner of 38.5% of the Company's outstanding common stock. The Subordinated Loan Agreement provides for $20 million in term loans (the "Subordinated Term Loans") and a $30 million revolving credit facility (the "Subordinated Revolving Credit Facility"). Proceeds from the Subordinated Term Loans were used for working capital purposes and to make required repayments to the Senior Lenders. Under the Subordinated Revolving Credit Facility, the Company can borrow ("Subordinated Revolving Loans"), repay (subject to certain restrictions) and re-borrow from time to time up to $30 million in the aggregate.

        Amounts outstanding under the Subordinated Loan Agreement bear interest at a rate per year equal to the three-month London Interbank Offered Rate plus 1%. Accrued interest on both the Subordinated Term Loans and Subordinated Revolving Loans is to be paid in kind by addition to the principal of the Subordinated Term Loans on the last day of each calendar quarter. The Subordinated Term Loans mature on July 28, 2006 (the "Maturity Date"). The Subordinated Revolving Credit Facility terminates, and any outstanding Subordinated Revolving Loans mature, on the Maturity Date.

        Effective December 29, 1999, the Company entered into the Third Amendment to Credit Agreement and Limited Waiver (the "Third Amendment"). Among other things, the Third Amendment: waived the events of default which resulted from the Company not complying with the minimum EBITDA and leverage ratio financial tests at September 30, 1999; reduced the maximum amount available to the Company under the Revolving Credit Facility from $150 million to $100 million; provided that the aggregate amount outstanding under the Revolving Credit Facility may not exceed $76 million unless Subordinated Revolving Loans are outstanding in a principal amount of at least $30 million; revised the minimum EBITDA financial tests through the period ending March 31, 2001, and suspended all other financial tests until the quarter ended June 30, 2001, at which time all financial tests as set forth in the First Amendment will again be effective; limited capital expenditures to a maximum of $15 million in 2000 and $7.5 million during the first six months of 2001, unless capital expenditures in excess of those amounts are funded by the issuance and sale of stock of the Company to SIMA or from additional advances by SIMA of Subordinated Term Loans; and prohibited payments of dividends on the Series A Convertible Preferred Stock unless such payments are funded by the issuance and sale of stock of the Company to SIMA or from additional advances by SIMA of Subordinated Term Loans.

        The Third Amendment also prescribes a procedure to be followed in the event that the Company's actual consolidated EBITDA through the period ending March 31, 2001 is less than the amounts required by the revised minimum EBITDA financial tests. As of the end of each quarter during such period, if the Company's actual consolidated EBITDA for the prior twelve months is less than the minimum EBITDA levels required by the Third Amendment, any outstanding Subordinated Revolving Loans will be converted to Subordinated Term Loans in an amount equal to the difference between the Company's actual consolidated EBITDA and certain amounts set forth in the Third Amendment. If the amount to be converted exceeds the outstanding balance of Subordinated Revolving Loans, the Company shall borrow additional Subordinated Revolving Loans to the extent necessary to fund the amount to be converted, until SIMA's entire $30 million commitment to make Subordinated Revolving Loans has been funded. SIMA's obligation to make Subordinated Revolving Loans to the Company is backed by a $30 million letter of credit. In the event that the required amount is converted from Subordinated Revolving Loans to Subordinated Term Loans, the Company will be deemed to have satisfied the minimum EBITDA financial test for the twelve-month period, and the amount so converted shall be included for purposes of calculating whether the Company has satisfied the minimum EBITDA financial test for succeeding periods through the period ending March 31, 2001.

      The Company's obligations under the Subordinated Loan Agreement are unsecured and expressly subordinated to its obligations under the Credit Agreement. Pursuant to a Debt Subordination Agreement entered into by SIMA and the Company for the benefit of the Senior Lenders, the Company may not repay the Subordinated Term Loans until all amounts due to the Senior Lenders have been paid. Additionally, the Company may not repay Subordinated Revolving Loans if an event of default exists under the Credit Agreement or would occur as a result of the payment or if the aggregate amount outstanding under the Revolving Credit Facility exceeds $76 million.

        At December 31, 1999, the aggregate amount outstanding under the Revolving Credit Facility was $66 million, and there was no amount outstanding under the Subordinated Revolving Credit Facility. At February 29,

2000, the aggregate amount outstanding under the Revolving Credit Facility was $76 million, and there was no amount outstanding under the Subordinated Revolving Credit Facility.

        In connection with the IAI acquisition, the Company issued an aggregate of $97 million liquidation value Series A Senior Convertible Preferred Stock (the "Senior Preferred Stock"). See "- Overview - IAI Acquisition" and Footnotes 2 and 13 to the Condensed Financial Statements in Item 8. "Financial Statements and Supplementary Data." The Senior Preferred Stock has a par value of $0.01 per share and a liquidation preference of $50 per share. The Senior Preferred Stock accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, commencing January 28, 1999 (each a "Dividend Payment Date"). The Company has the right to defer payment of accumulated dividends, and has exercised this right to defer payment on each Dividend Payment Date since the issuance of the Senior Preferred Stock. As of December 31, 1999, the total amount of dividends accrued and unpaid was $7.5 million. In the event that the Company defers payment of dividends for more than six quarterly dividend periods, the number of directors constituting the Company's Board of Directors will be increased by at least two members, and the holders of the Senior Preferred Stock will have the special right, voting separately as a single class, to elect two individuals to fill the newly created directorships.

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

        The Company expects that cash and cash equivalents on hand, cash flow from operations and borrowing capacity under the Credit Agreement and Subordinated Loan Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months. See " - Forward Looking Statements."

Backlog

        As of December 31, 1999, the Company's backlog orders aggregated approximately $218.4 million, compared to $298.1 million at December 31, 1998. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at December 31, 1999 are expected to be shipped within the 12 months beginning January 1, 2000. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm price orders will not be canceled or delayed.

Inflation

        Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operations for the periods presented.

Legal Proceedings

        Reference is made to the information included in Item 3 "Legal Proceedings" of this Form 10-K, which is hereby incorporated by reference.

Impact of Year 2000

        In prior years, the Company discussed the nature and progress of its comprehensive enterprise-wide "Year 2000" program to become Year 2000 compliant. The Company's Year 2000 efforts focused primarily on four areas of potential impact: internal information technology systems ("IT"); internal process control systems; products and services provided by the Company; and the readiness of significant third parties with whom the Company has material business relationships. As of December 31, 1999, the Company had completed all of its Year 2000 compliance efforts on critical domestic and international systems in each of its respective business units. As a result of these remediation and planning programs, the Company experienced no significant disruptions as a result of the Year 2000 date change, and the Company is not aware of any problems resulting from Year 2000 issues, either with its IT systems, internal process control systems, or products. Likewise, the Company is currently not aware of any significant Year 2000 or similar problems that have arisen for its key customers and suppliers. The Company will continue to monitor Year 2000 risks and issues for all business units, customers and suppliers. Problems encountered will be resolved using resources normally available to the Company. There can be no assurance that the Company has fully and accurately assessed its Year 2000 readiness or of the effectiveness of the Company's corrective actions, nor can there be any assurance that the Company's customers and suppliers have fully and accurately assessed their Year 2000 readiness or of the effectiveness of their corrective actions. Such interruptions, if they were to occur, could have a material adverse affect upon the consolidated results of operations or financial condition of the Company.

        The costs associated with the Company's internal IT readiness actions are a combination of incremental external spending and the use of existing internal resources. As of December 31, 1999, the Company estimates that it had incurred approximately $28.0 million for its Year 2000 efforts. The Company does not expect that any future expenditures related to the Year 2000 issue will be material. The statements set forth herein concerning the Year 2000 issue which are not historical facts are forward looking statements. There can be no guarantee that any estimates or other forward looking statements will be achieved and actual results could differ significantly from those contemplated.

Impact of New Accounting Standards

        The Company adopted SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use," which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use, effective January 1, 1999. The adoption of SOP 98-1 resulted in the Company capitalizing certain costs totaling $1,359,000 which, under the Company's prior policies, would have been expensed as incurred.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 in 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The impact of SFAS No. 133 on the Company's consolidated financial statements has not yet been determined.

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

        The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material, however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

        A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $75,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

        At December 31, 1999, the Company has approximately $276 million of variable rate long-term debt. The Company has entered into interest swap agreements to manage a portion of its exposure to interest rate changes. At December 31, 1999, the Company had outstanding interest rate swap agreements with a notional value of approximately $130 million, maturing in September 2003, which effectively fix the interest rates on the underlying debt at a weighted average 5.86% plus the applicable margins based on the Company's leverage ratio. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $146 million of debt that is not covered by the swap agreements by approximately $1.5 million.

Item 8.  Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                Page in
                                                               Form 10-K
                                                               ---------
Report of Independent Auditors                                    33

Consolidated Balance Sheets as of
  December 31, 1998 and 1999                                      34

Consolidated Statements of Operations for the
  Years Ended December 31, 1997, 1998 and 1999.                   35

Consolidated Statements of Shareholders'
  Equity for the Years Ended December 31,
  1997, 1998 and 1999                                             36

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1997, 1998 and 1999                    37

Notes to Consolidated Financial Statements                        38

                         Report of Independent Auditors

Board of Directors
Special Metals Corporation

We have audited the accompanying consolidated balance sheets of Special Metals Corporation as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Special Metals Corporation at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP
                                        ---------------------
Buffalo, New York
February 10, 2000

                           Special Metals Corporation
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                     December 31
                                                               1998              1999
                                                          --------------------------------
Assets
Current assets:
  Cash and cash equivalents                               $       39,622    $        9,064
  Restricted deposits                                                352                 -
  Accounts receivable - trade, less
    allowance for doubtful accounts of
    $3,179 and $2,894, respectively                              130,696           120,643
  Accounts receivable - affiliates                                 6,938            12,529
  Inventories                                                    271,812           262,474
  Prepaid expenses and other current
    assets                                                        16,991            25,746
                                                          --------------------------------
Total current assets                                             466,411           430,456
Property, plant and equipment                                    309,025           278,503
Non-competition agreement, net of
  accumulated amortization of $617 and
  $4,317, respectively                                            36,383            32,683
Other assets                                                      28,335            69,645
                                                          --------------------------------
Total assets                                              $      840,154     $     811,287
                                                          ================================
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable - trade                                $       46,313     $      64,382
  Accounts payable - affiliates                                      530             1,660
  Accrued liabilities                                             79,486            55,611
  Notes payable                                                    3,163             3,725
  Current portion of long-term debt
    and capital lease obligations                                 13,155            21,356
                                                          --------------------------------
Total current liabilities                                        142,647           146,734
Long-term debt and capital lease
    obligations                                                  282,792           259,035
Subordinated notes payable to affiliate                                -             5,000
Postretirement benefits obligation                               188,748           194,524
Other long-term liabilities                                       16,537            25,223
Commitments and contingencies

Redeemable, convertible preferred
  stock, Series A, nonvoting, $0.01 par
  value, 10,000,000 shares authorized,
  1,940,000 shares issued and outstanding                         98,071           104,494

Shareholders' equity:
  Common stock, $0.01 par value, 35,000,000
    shares authorized, 15,479,000 shares
    issued and outstanding                                           155               155
  Paid-in surplus                                                 75,712            75,712
  Accumulated other comprehensive loss                            (1,911)           (5,260)
  Retained earnings                                               37,403             5,670
                                                          --------------------------------
Total shareholders' equity                                       111,359            76,277
                                                          --------------------------------
Total liabilities and shareholders' equity                $      840,154     $     811,287
                                                          ================================

See accompanying notes.

                           Special Metals Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                          Year ended December 31
                                                   1997            1998            1999
                                              ----------------------------------------------
Net sales to non-affiliates                   $      175,570  $      243,457  $      552,026
Net sales to affiliates                               10,501           9,769          50,223
                                              ----------------------------------------------
                                                     186,071         253,226         602,249

Cost of goods sold                                   142,029         219,110         562,486
                                              ----------------------------------------------
Gross profit                                          44,042          34,116          39,763

Selling, general and
  administrative expenses                              6,958          16,063          59,520
                                              ----------------------------------------------
Operating income (loss)                               37,084          18,053         (19,757)

Other expense (income):
  Interest expense                                       670           4,109          25,711
  Abandoned acquisition
  costs                                                  554               -               -
  Other                                                 (661)           (914)         (4,026)
                                              ----------------------------------------------
                                                         563           3,195          21,685
                                              ----------------------------------------------
Income (loss) before
  income taxes                                        36,521          14,858         (41,442)

Income tax expense
  (benefit)                                           13,519           5,018         (16,132)
                                              ----------------------------------------------
Net income (loss)                                     23,002           9,840         (25,310)

Accumulated preferred
  stock dividends                                          -           1,071           6,423
                                              ----------------------------------------------
Net income (loss) attributable
  to common shareholders                      $       23,002  $        8,769  $      (31,733)
                                              ==============================================
Earnings (loss) per common share,
  basic and assuming dilution                 $         1.53  $         0.57  $        (2.05)
                                              ==============================================

See accompanying notes.

                           Special Metals Corporation
                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                                                   Accumulated
                                                                      Other
                                                        Paid-in   Comprehensive    Retained
                                  Shares       Par      Surplus       Loss         Earnings     Total
                                 ---------------------------------------------------------------------
Balance -  December 31, 1996      12,400    $  124    $  29,716     $    (697)     $  5,632  $ 34,775

Sale of common stock               3,075        31       45,926             -             -    45,957
Common stock
  grants                               2         -           36             -             -        36
Comprehensive income:
  Net income                           -         -            -             -        23,002    23,002
  Minimum pension liability
    adjustment, net of
    tax of $161                        -         -            -           201             -       201
                                                                                             ---------
  Comprehensive income                                                                         23,203
                                 ---------------------------------------------------------------------
Balance - December 31, 1997       15,477       155       75,678          (496)       28,634   103,971

Common stock grants                    2         -           34             -             -        34
Comprehensive income:
  Net income                           -         -            -             -         9,840     9,840
  Minimum pension liability
    adjustment, net of
    tax of ($659)                      -         -            -        (1,075)            -    (1,075)
  Foreign currency translation
    adjustment                         -         -            -          (340)            -      (340)
                                                                                             ---------
    Comprehensive income                                                                        8,425

Accumulated preferred stock
  dividends                            -         -            -             -        (1,071)   (1,071)
                                 ---------------------------------------------------------------------
Balance - December 31, 1998       15,479       155       75,712        (1,911)       37,403   111,359

Comprehensive income:
  Net loss                             -         -            -             -       (25,310)  (25,310)
  Minimum pension liability
    adjustment, net of
    tax of $957                        -         -            -         1,560             -     1,560
  Foreign currency translation
    adjustment                         -         -            -        (4,909)            -    (4,909)
                                                                                             ---------
    Comprehensive loss                                                                        (28,659)

Accumulated preferred
  stock dividends                      -         -            -             -        (6,423)   (6,423)
                                 ---------------------------------------------------------------------
Balance -  December 31, 1999      15,479    $  155    $  75,712     $  (5,260)     $  5,670  $ 76,277
                                 =====================================================================

See accompanying notes.

                           Special Metals Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                          Year ended December 31
                                                   1997            1998            1999
                                              ----------------------------------------------
Operating Activities
Net income (loss)                             $       23,002  $        9,840  $      (25,310)
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                        3,612           8,222          37,260
  Provision for deferred income
    taxes                                                584             570             124
  Other adjustments                                       38              34            (145)
  Change in assets and liabilities,
    net of effects from businesses
    acquired:
    Accounts receivable                               (1,583)         25,739           1,111
    Inventories                                       (7,841)          9,756           7,128
    Prepaid expenses and other
    current assets                                       166             446            (694)
    Income taxes                                         306          (5,653)        (15,858)
    Accounts payable - trade                           2,832         (11,883)         28,867
    Accrued liabilities                                 (108)        (13,216)        (30,259)
    Postretirement benefits
    obligation                                           567            (418)          5,652
    Other long-term liabilities                          508          (2,105)            501
                                              ----------------------------------------------
Net cash provided by operating
  activities                                          22,083          21,332           8,377

Investing Activities
Payments for businesses acquired,
  net of cash acquired                                     -        (320,010)              -
Payment for covenant not to
  compete                                                  -         (20,000)              -
Capital expenditures                                  (9,935)        (20,264)        (12,004)
Capitalized software                                       -            (681)        (14,999)
Net change in restricted deposits                     (1,161)            809             352
Proceeds from sale of fixed assets                         8               -               -
                                              ----------------------------------------------
Net cash used in investing
  activities                                         (11,088)       (360,146)        (26,651)

Financing Activities
Proceeds from sale of preferred stock                      -          80,000               -
Proceeds from sale of common stock                    45,957               -               -
Proceeds from term loans and
  other long-term debt                                     -         225,000           2,000
Borrowings under revolving credit
  facilities                                               -          70,000          24,000
Repayment of revolving credit
  facilities                                         (26,000)              -         (28,000)
Repayment of term loans and other
  long-term debt                                     (20,319)         (2,910)        (12,897)
Proceeds from (repayment of)
  subordinated notes payable to
  affiliates                                          (1,500)              -           5,000
Financing costs                                         (232)         (5,781)         (1,979)
                                              ----------------------------------------------
Net cash (used in) provided by
  financing activities                                (2,094)        366,309         (11,876)
Net effect of exchange rate
  changes on cash                                          -            (110)           (408)
                                              ----------------------------------------------
Net increase (decrease) in cash                        8,901          27,385         (30,558)
Cash and cash equivalents at
  beginning of year                                    3,336          12,237          39,622
                                              ----------------------------------------------
Cash and cash equivalents at end
  of year                                     $       12,237  $       39,622  $        9,064
                                              ==============================================

See accompanying notes.

                           Special Metals Corporation
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1998 and 1999

1. Accounting Policies

Description of Business

Special Metals Corporation (the Company) is a manufacturer of high-performance, nickel-based alloys and superalloys. The Company sells its products world-wide to customers in several industries, the most significant of which include the aerospace, power generation/pollution control, and chemical processing industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses.

Consolidation

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations

The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars assuming the functional currency of the foreign subsidiaries is the applicable local currency. Accordingly, all items of income and expense are translated at average exchange rates for the year and all assets and liabilities are translated at the year-end exchange rate. Gains or losses on translations are accumulated in other comprehensive income (loss) in the shareholders' equity section of the balance sheet.

Revenue Recognition

Revenue from sales of product is recognized at the time of shipment to the customer. The Company periodically enters into long-term sales contracts, the terms of which may include firm prices. The Company recognizes revenues on those sales contracts as the related product is shipped. The Company also performs certain conversion services for which a tolling fee is received. Revenue from conversion services is recognized when the services are performed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Deposits

The Company is required to maintain on deposit with a broker, a margin account to cover unrealized losses on its forward purchase contracts in excess of certain specified amounts. Such amounts were recorded on the Company's balance sheet as restricted deposits.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

Inventories

Inventories are valued at the lower of cost or market. The cost of approximately 48% and 54% of 1998 and 1999 inventories, respectively, were valued using the LIFO (last-in, first-out) method. All remaining inventories are accounted for under the FIFO (first-in, first-out) or average methods of accounting.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets, principally 10-40 years for buildings and improvements, 5-20 years for machinery and equipment, 3 years for data processing equipment, and 5-20 years for furniture and fixtures. The cost of property, plant and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments, using interest rates appropriate at the inception of the lease, or the fair value of the leased property, plant and equipment at the inception of the lease. Depreciation expense includes the amortization of property, plant and equipment recorded under capital leases.

Non-Competition Agreement

The non-competition agreement is being amortized on the straight line basis over its contractual life of ten years.

Investment in Joint Venture

The Company's investment in joint venture represents its 50% investment in Daido-Special Metals, Ltd. ("DSML"). DSML is a Japanese marketer of an extensive range of superalloys and high-performance alloys produced by the Company and Daido Steel Co., Ltd. in Japan. The Company accounts for its investment using the equity method.

Computer Software Costs

The Company adopted SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use," which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use, effective January 1, 1999. The adoption of SOP 98-1 resulted in the Company capitalizing certain internal labor costs totaling $1,359,000 which, under the Company's prior policies, would have been expensed as incurred. Internal use software development costs are amortized on the straight-line method over the estimated useful lives of the software, not to exceed five years. Unamortized internal use software development costs have been included in other assets in the accompanying consolidated balance sheets and totaled $2,983,000 and $17,328,000, net of accumulated amortization of $65,000 and $1,358,000 at December 31, 1998 and 1999, respectively. Amortization of capitalized internal use software development costs totaled $65,000 and $1,293,000 during 1998 and 1999, respectively.

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

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory rates applicable to future years to the differences. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries and affiliated joint venture, totaling approximately $65 million at December 31, 1999, as the Company does not currently expect those unremitted earnings to reverse and become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. The Company believes that available foreign tax credits would largely eliminate any U.S. tax and offset any foreign withholding tax that might otherwise be due.

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

Research and Development Costs

Product research and development costs are charged to expense as incurred. Research and development expense for the years ended December 31, 1997, 1998 and 1999 was $1,906,000, $2,920,000, and $4,418,000, respectively.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

Financial Instruments

As part of its risk management strategy, the Company periodically purchases forward contracts to manage its exposure to changes in commodity prices, primarily nickel. The Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are short-term in nature to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle.

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

The Company has also entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 in 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The impact of SFAS No. 133 on the Company's consolidated financial statements has not yet been determined.

Reclassifications

Certain reclassifications have been made within the 1998 financial statements to conform to the 1999 presentation.

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

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

2. Inco Alloys Acquisition

On October 28, 1998, the Company acquired the stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit ("IAI") of Inco Limited ("Inco") and entered into a non-competition agreement with Inco (the "Acquisition"). IAI produces high-performance nickel-based alloys in various forms, including sheet, strip, foil, plate, tubulars, billet, bar, rod, extruded shapes, wire rod and welding products. IAI's products are used in the aerospace, chemical processing, environmental, off-shore drilling, industrial gas turbine, and automotive markets. The purchase price was $328 million cash (subject to a purchase price adjustment). The purchase price of the non-competition agreement was $37 million, consisting of $20 million cash and $17 million fair value Series A Convertible Preferred Stock (340,000 shares). The Company financed the cash portion of the aggregate purchase price with funds drawn under a new $375 million bank credit facility and with the proceeds from the issuance of $80 million fair value Series A Convertible Preferred Stock (1,600,000 shares) to TIMET Finance Management Company, a wholly-owned subsidiary of Titanium Metals Corporation. In connection with the Acquisition and the related financing, the Company also incurred fees totaling approximately $11.3 million.

The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of IAI have been included in the consolidated statements of operations since the date of acquisition. The initial purchase price of $328 million, subject to a purchase price adjustment defined in the purchase agreement, was allocated during 1998 to the assets acquired and liabilities assumed based upon their estimated fair values. During the fourth quarter of 1999, the purchase price adjustment process was concluded, resulting in a net decrease to the purchase price of approximately $2 million. This purchase price adjustment was allocated to the assets acquired.

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

                                                                      December 31
                                                                 1997              1998
                                                          ---------------------------------
                                                       (In thousands, except per share amounts)
Net sales                                                 $      854,541    $      761,095
Net income                                                        41,349            13,802
Net income attributable to common shareholders                    34,923             7,376
Net income per share:
  Basic                                                             2.33              0.48
  Diluted                                                           1.98              0.48

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

3. Inventories

Inventories consist of the following:

                                                                      December 31
                                                                 1998              1999
                                                          ---------------------------------
                                                                    (In thousands)
Raw materials and supplies                                $       67,198    $       65,167
Work-in-process                                                  151,136           133,436
Finished goods                                                    57,478            73,955
                                                          --------------------------------
                                                                 275,812           272,558
Adjustment to LIFO cost                                           (4,000)          (10,084)
                                                          --------------------------------
                                                          $      271,812    $      262,474
                                                          ================================

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                                      December 31
                                                                 1998              1999
                                                          ---------------------------------
                                                                    (In thousands)
Land                                                      $        7,379    $        7,370
Buildings and improvements                                        78,665            92,557
Machinery and equipment                                          230,148           239,026
Furniture and fixtures                                             2,798             2,832
Construction-in-progress                                          37,022            10,972
                                                          ---------------------------------
                                                                 356,012           352,757
Less accumulated depreciation                                     46,987            74,254
                                                          ---------------------------------
                                                          $      309,025    $      278,503
                                                          ================================

Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $3,429,000, $6,500,000 and $28,473,000, respectively.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

5. Accrued Liabilities

Accrued liabilities consist of the following:

                                                                      December 31
                                                                 1998              1999
                                                          ---------------------------------
                                                                    (In thousands)
Accrued payroll and employee benefits                     $       34,077    $       26,828
Amounts due to former affiliates                                  15,706            11,145
Other                                                             29,793            17,638
                                                          ---------------------------------
                                                          $       79,576    $       55,611
                                                          =================================

6. Long-Term Debt and Capital Leases

Long-term debt consists of the following:

                                                                      December 31
                                                                 1998              1999
                                                          ---------------------------------
                                                                    (In thousands)
Credit Agreement:
  Term Loans
    Tranche A                                             $      122,500    $      111,250
    Tranche B                                                     99,750            98,750
  Revolving Credit Facility                                       70,000            66,000
Capital leases                                                     2,188             1,550
Other                                                              1,509             2,841
                                                          ---------------------------------
                                                                 295,947           280,391
Current portion                                                   13,155            21,356
                                                          ---------------------------------
                                                          $      282,792    $      259,035
                                                          =================================

The Company has entered into a Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (the "Credit Agreement") that provides for two term loans (the "Tranche A Term Loan" and the "Tranche B Term Loan," collectively, the "Term Loans") and a revolving credit and letter of credit facility (the "Revolving Credit Facility").

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt and Capital Leases (continued)

During 1999, the Company entered into amendments to the Credit Agreement and, in connection with these amendments, a shareholder of the Company agreed to provide up to $50 million of subordinated loans, including $20 million of term loans and up to an additional $30 million on a revolving basis (see Note 9). The amendments, among other things, reduced the availability of the Revolving Credit Facility from $150 million to a maximum of $100 million; waived the events of default which resulted from the Company not complying with certain financial covenants; adjusted the applicable interest rate margins; restricted payments of dividends on the Series A Convertible Preferred Stock; suspended the existing financial covenants until the quarter ending June 30, 2001; limit capital expenditures for the year 2000 and the first six months of 2001 to $15 million and $7.5 million, respectively; and added a minimum quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement of $25 million for the 12 months ending December 31, 1999 increasing in a number of steps to $55 million for the 12 months ending March 31, 2001. Also, under the amended terms of the Credit Agreement, no borrowings in excess of $76 million will be permitted under the Revolving Credit Facility until the additional $30 million in subordinated revolving loans from the shareholder has been advanced.

Under the Revolving Credit Facility, the Company can borrow, repay and re-borrow from time to time up to $100 million in the aggregate, subject to the restrictions described above. The Revolving Credit Facility matures on October 28, 2003. The amount the Company may borrow under the Revolving Credit Facility is reduced by the aggregate amount of any letters of credit issued for the account of the Company. Amounts outstanding under the Credit Agreement bear interest at either a base rate, as defined, or a Eurodollar rate, which is the reserve-adjusted New York interbank offered rate, at the Company's option, plus a margin, as defined in the Credit Agreement, dependent upon the Company's leverage ratio. The weighted-average interest rate at December 31, 1999 was 9.17% (7.07% at December 31, 1998). A commitment fee of .375% to .50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

The Tranche A Term loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term loan is scheduled to be repaid in quarterly installments through 2005. The Company is required to prepay amounts outstanding under the Credit Agreement out of the excess cash flow of the Company. The Company is also required to prepay amounts equal to any adjustments received by the Company or credited to the Company as a result of the purchase price adjustment process in connection with the Acquisition. As a result, the Company is required to prepay $2 million toward the Term Loans. Prepayments will be applied first to the Term Loans, pro rata, then to amounts outstanding under the Revolving Credit Facility and finally as cash collateral against outstanding letters of credit. So long as any amounts remain outstanding under the Tranche A Term Loan, lenders under the Tranche B Term Loan may elect not to have their portion of the Tranche B Term Loan prepaid until the Tranche A Term Loan is paid in full.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt and Capital Leases (continued)

The Company's obligations under the Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and by a pledge of the capital stock of certain subsidiaries. The Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, including dividends, create liens, guarantee indebtedness or enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its minimum EBITDA; consolidated leverage ratio; interest coverage ratio and fixed charge coverage ratio. As a result of the amendments to the Credit Agreement described above the existing financial covenants have been suspended until the quarter ending June 30, 2001.

Scheduled principal repayments on long-term debt for the next five years and thereafter are as follows (in thousands):

         2000                                             $      21,356
         2001                                                    29,130
         2002                                                    37,586
         2003                                                   106,985
         2004                                                    47,887
         Thereafter                                              37,447
                                                          -------------
                                                          $     280,391
                                                          =============

7. Operating Leases

The Company leases certain equipment under operating leases which contain renewal options and escalation clauses in some cases. Rental expense under these leases amounted to approximately $460,000, $1,290,000 and $5,860,000 for the years ended December 31, 1997, 1998, 1999, respectively. The following amounts represent future minimum payments under operating leases with initial or remaining noncancelable terms extending beyond one year (in thousands):

    2000                                                  $       3,136
    2001                                                          1,749
    2002                                                            668
    2003                                                            125
    2004                                                             16

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

8. Retirement Plans

The Company provides defined benefit pension and other postretirement benefit plans to employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                                              Other
                                             Pension Benefits        Postretirement Benefits
                                           1998           1999          1998           1999
                                      ---------------------------  ---------------------------
                                                           (In thousands)
Change in Benefit Obligation
Benefit obligation at beginning
  of year                             $      41,174 $     338,526  $       5,506 $     197,880
Benefit obligations of businesses
  acquired                                  291,026             -        191,825             -
Service cost                                  3,179         9,450            491         3,310
Interest cost                                 6,107        21,459          2,383        11,420
Effect of amendments                            337         2,032           (663)         (604)
Actuarial loss (gain)                         3,238       (33,007)            53       (37,261)
Benefits paid                                (5,901)      (25,800)        (1,715)       (8,671)
Currency translation impact                    (634)       (3,412)             -             -
Curtailment                                       -         2,993              -             -
                                      ---------------------------  ---------------------------
Benefit obligation at end
  of year                                   338,526       312,241        197,880       166,074

Change in Plan Assets
Fair value of plan assets at
  beginning of year                          39,475       355,694              -             -
Assets of businesses acquired               296,453             -              -             -
Actual return on plan assets                 25,432        41,162              -             -
Employer contribution                           918         3,633              -             -
Benefits paid                                (5,901)      (25,800)             -             -
Currency translation impact                    (683)       (3,854)             -             -
                                      ---------------------------  ---------------------------
Fair value of plan assets
  at end of year                            355,694       370,835              -             -
                                      ---------------------------  ---------------------------

Funded status                                17,168        58,594       (197,880)     (166,074)
Unrecognized transition
  obligation                                      -             -          2,554         2,372
Unrecognized actuarial gain                 (13,226)      (56,830)          (484)      (37,289)
Unrecognized prior service
  cost                                         (764)        1,282             62          (533)
                                      ---------------------------  ---------------------------
Net amount recognized                 $       3,178 $       3,046  $    (195,748)$    (201,524)
                                      ===========================  ===========================

                              Special Metals Corporation
                Notes to Consolidated Financial Statements (continued)


8. Retirement Plans (continued)

                                                                              Other
                                             Pension Benefits        Postretirement Benefits
                                           1998           1999          1998           1999
                                      ---------------------------  ---------------------------
                                                           (In thousands)
Amounts recognized in the statement
  of financial position consist of:
Accrued benefit liability:
  Other assets                        $       5,469 $       8,173  $           - $           -
  Accrued liabilities                        (4,969)       (5,267)        (7,000)       (7,000)
  Postretirement benefits obligation              -             -       (188,748)     (194,524)
                                      ---------------------------  ---------------------------
                                                500         2,906       (195,748)     (201,524)
Intangible asset                                144           123              -             -
Accumulated other comprehensive
  income                                      1,571            11              -             -
Deferred tax effect of equity charge            963             6              -             -
                                      ---------------------------  ---------------------------
Net amount recognized                 $       3,178 $       3,046  $    (195,748)$    (201,524)
                                      ===========================  ===========================
Weighted-average assumptions as of
  December 31
Discount rate                                   6.5%          7.5%           6.5%          7.5%
Expected return on plan assets                  9.0%          9.0%           n/a           n/a
Rate of compensation increase            3.5% - 5.5%     3.5%-5.5%           n/a           n/a

During 1999, the Company instituted an early retirement incentive program as part of a workforce reduction plan. This early retirement incentive program resulted in a curtailment loss of $2,993,000.

The aggregate accumulated benefit obligation and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $31,395,000 and $21,464,000, respectively, as of December 31, 1999 and $52,808,000 and $37,839,000, respectively, as of December 31, 1998.

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $36,320,000 and $25,601,000, respectively, as of December 31, 1999 and $58,260,000 and $41,564,000, respectively, as of December 31, 1998.

The unrecognized transition obligation is being amortized on a straight-line basis over 20 years. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


8. Retirement Plans (continued)

Net periodic benefit cost included the following:

                                                          Year ended December 31
                                                   1997            1998            1999
                                             -----------------------------------------------
                                                              (In thousands)
Pension benefits:
Service cost - benefits earned
  during the period                          $         1,459 $         3,179 $         9,450
Interest cost on projected benefit
  obligation                                           2,577           6,107          21,459
Curtailment                                                -               -           2,993
Expected return on plan assets                        (2,749)         (7,947)        (30,773)
Amortization of unrecognized prior
  service cost                                          (181)           (152)            (14)
Recognized actuarial loss                                  -               -             173
                                             -----------------------------------------------
Net periodic pension benefit cost            $         1,106 $         1,187 $         3,288
                                             ===============================================

Other postretirement benefits:
Service cost - benefits earned
  during the period                          $            65 $           491 $         3,310
Interest cost on projected
  benefit obligation                                     365           2,383          11,420
Amortization of unrecognized portion
  of net obligation at transition                        223             183             183
Amortization of unrecognized prior
  service cost                                            20              15              (9)
Recognized actuarial loss                                (25)            (23)             (3)
                                             -----------------------------------------------
Net periodic postretirement benefit cost     $           648 $         3,049 $        14,901
                                             ===============================================

For measuring the postretirement benefit obligation, an annual rate of increase in the net medical claims cost of 8.5% - 9.0% was assumed. The rate was assumed to decrease gradually to 5.5% in 2005 and remain at that level thereafter. Assumed medical claims cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:

                                                       One Percentage         One Percentage
                                                       Point Increase         Point Decrease
                                                       -------------------------------------
                                                                   (In thousands)
Effect on total of service and
  interest cost components                             $      2,194           $      (1,878)
Effect on postretirement
  benefit obligation                                         20,878                 (18,477)

                              Special Metals Corporation
                Notes to Consolidated Financial Statements (continued)

8. Retirement Plans (continued)

The Company also sponsors a number of defined contribution plans covering substantially all employees. Participants may elect to contribute basic contributions. The Company may make discretionary matching contributions, as well as additional discretionary contributions. The Company recorded a charge for such contributions of approximately $290,000, $760,000 and $2,100,000 in 1997, 1998, and 1999, respectively.

9. Related Party Transactions

The Company and an affiliate share common insurance coverage for product liability related, contingent and excess liabilities, and business interruption. The Company is charged a pro rata premium based on the net sales of the covered parties. The Company was charged $200,000, $204,000, and $1,123,000 for the years ended December 31, 1997, 1998, and 1999 respectively.

The Company made purchases of products used in the manufacturing process from affiliates totaling $3,960,000 during the year ended December 31, 1999 ($0 for 1997 and 1998).

During 1997, the Company and one of its shareholders entered into a Managerial Assistance Agreement, whereby the shareholder provides the Company with information and advice regarding the management of its existing business and the expansion of the Company's business into new products and markets. Under the agreement, which is cancellable upon 30 days written notice, the Company is required to pay the shareholder a pre-established monthly fee and to reimburse the shareholder for expenses. The Company was charged $360,000 in connection with this agreement during 1997, 1998 and 1999.

In connection with the amendments to the Credit Agreement during 1999, the Company entered into a Subordinated Loan Agreement with a shareholder, whereby the shareholder agreed to provide up to $50 million of subordinated loans, including $20 million of term loans and up to an additional $30 million on a revolving basis. Amounts outstanding under the Subordinated Loan Agreement accrue interest at a rate per annum equal to LIBOR plus 1.0%. Accrued interest is paid in kind by addition to the principal of the term loan on a quarterly basis. This debt is evidenced by notes and is subordinate to the Company's obligations under the Credit Agreement. In addition, the Company's senior lenders have placed restrictions on the repayment of these amounts. As a result of these restrictions, amounts owing to the shareholder under the subordinated notes payable have been classified as long-term. The amount outstanding at December 31, 1999 under the term loan portion was $5,000,000. No amounts were outstanding under the revolving loan portion at December 31, 1999. The weighted average interest rate at December 31, 1999 was 7.13%.

Subsequent to December 31, 1999, the Company borrowed an additional $15,000,000 under the term loan portion of the Subordinated Loan Agreement.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

10. Income Taxes

The components of income (loss) before income taxes are as follows:

                                                          Year ended December 31
                                                   1997            1998            1999
                                             -----------------------------------------------
                                                              (In thousands)
Domestic                                     $      36,521  $        13,967  $       (43,347)
Foreign                                                  -              891            1,905
                                             -----------------------------------------------
                                             $      36,521  $        14,858  $       (41,442)
                                             ===============================================

Income tax (benefit) expense consists of the following:

                                                          Year ended December 31
                                                   1997            1998            1999
                                             -----------------------------------------------
                                                              (In thousands)
Current:
  Federal                                    $      11,665  $         4,856  $       (13,681)
  State                                              1,270              271           (1,180)
  Foreign                                                -              784           (1,395)
                                             -----------------------------------------------
                                                    12,935            5,911          (16,256)
Deferred:
  Domestic                                             584             (845)          (1,622)
  Foreign                                                -              (48)           1,746
                                             -----------------------------------------------
                                                       584             (893)             124
                                             -----------------------------------------------
                                             $      13,519  $         5,018  $       (16,132)
                                             ===============================================

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

                                                          Year ended December 31
                                                   1997            1998            1999
                                             -----------------------------------------------
                                                              (In thousands)
Income before income taxes at 35%            $      12,782  $         5,200  $       (14,505)
Permanent income tax disallowances                      64              116              339
State taxes, net of federal effect                   1,321              197           (1,180)
Benefit of foreign sales corporation                  (700)            (653)            (442)
Taxes on foreign income in excess of
  Federal rate                                           -               62             (681)
Foreign losses with no tax benefit                       -                -              623
Other                                                   52               96             (286)
                                             -----------------------------------------------
                                             $      13,519  $         5,018  $       (16,132)
                                             ===============================================

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

Deferred tax liabilities and assets recorded in the Company's balance sheets consist of the following:

                                                                      December 31
                                                                1998              1999
                                                          --------------------------------
                                                                    (In thousands)
Deferred tax liabilities:
  Property, plant and equipment                           $      (70,852)   $      (49,206)
  Inventory                                                       (7,360)          (11,997)
  Other                                                           (4,084)           (4,470)
                                                          --------------------------------
Gross deferred tax liabilities                                   (82,296)          (65,673)

Deferred tax assets:
  Employee retirement plans                                       75,447            74,434
  Accrued liabilities                                             18,454            12,385
  New York State investment tax credit
    carryforward                                                   1,016             1,040
  Other                                                            2,883             2,865
                                                          --------------------------------
Gross deferred tax assets                                         97,800            90,274
                                                          --------------------------------
Net deferred taxes                                        $       15,504    $       25,051
                                                          ================================

Deferred tax liabilities and assets are recorded in the Company's balance sheets as follows:

                                                                      December 31
                                                                1998              1999
                                                          --------------------------------
                                                                    (In thousands)
Prepaid expenses and other current assets                 $       12,382    $        5,291
Other assets                                                       3,122            26,552
Other long-term liabilities                                            -            (6,792)
                                                          --------------------------------
Net deferred taxes                                        $       15,504    $       25,051
                                                          ================================

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

11. Fair Value of Financial Instruments

Forward Purchase Contracts

As part of its risk management strategy, the Company periodically purchases forward contracts, some of which may be settled in cash, to manage its exposure to changes in commodity prices, primarily nickel. The contracts mature principally in 2000. At December 31, 1999, the Company had open purchase contracts, none of which are expected to be settled in cash, with a notional principal value of approximately $40,048,000. The fair value of the material covered by these contracts, based on the December 31, 1999 price quoted on the London Metal Exchange, was approximately $46,238,000. At December 31, 1999, substantially all of the forward contracts were designated and were effective as hedges for firm price sales agreements the Company had entered into. Unrealized gains and losses on these forward contracts have been deferred.

Forward Currency and Currency Option Contracts

Certain of the Company's purchases and sales are denominated in foreign currencies. As part of its risk management strategy, the Company periodically enters into forward currency and currency option contracts to manage its exposure to changes in exchange rates. At December 31, 1999, the Company had the following outstanding forward contracts to buy or sell currencies at the following rates:

     o Buy $2,338,000 at an average rate to GBP of $1.66
     o Buy $1,000,000 at an average rate to FF of $0.16
     o Sell DM 1,173,000 at an average rate to USD of DM 1.81
     o Sell ITL 579,000,000 at an average rate to GBP of ITL 2,943
     o Sell EUR 945,000 at an average rate to USD of EUR 0.97
     o Sell EUR 200,000 at an average rate to JPY of EUR 0.008
     o Sell EUR 522,000 at an average rate to GBP of EUR 1.51

The fair value of forward currency and currency option contracts for any individual currency and in the aggregate is not significant.

Interest Rate Swap Agreements

To manage its exposure to interest rate fluctuations, the Company has interest rate swap agreements with a notional amount of $65,000,000 through September 15, 2003 based on LIBOR at 5.95% and $65,000,000 through September 15, 2003 based on LIBOR at 5.76%. Under these agreements, the Company pays interest at fixed rates based upon the established LIBOR rates plus the applicable margins set forth in the Credit Agreement, and receives payments based upon the variable rates. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense. The fair value of the swap agreements is approximately $1,000,000.

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

12. Commitments and Contingencies

Environmental

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws, and is currently involved in several actions regarding the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes generated over a number of years including the following.

The Company, with contribution from other parties, performed remedial actions at a site in Clayville, New York (the "Ludlow Landfill"). Except for investigation and remediation at an adjoining property known as the "North Gravel Pit," the New York State Department of Environmental Conservation ("DEC") has advised the Company that all work performed to date is acceptable. The Company is responsible for operation and maintenance costs through 2027. The costs for these are estimated to be approximately $70,000 per year. The total estimated costs of approximately $2.0 million have been discounted at an annual rate of 5% in the accompanying financial statements. The DEC may also seek post-excavation biota monitoring, a procedure to assess the toxicity of water contamination. This claim is not expected to be material. The Company may also be required to perform contingent post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has also been discovered at the North Gravel Pit site. A study was completed in 1997 to determine the extent of the contamination and to select an appropriate remedial alternative. Based on this study, the Company has developed a remediation plan for the site and is currently negotiating the plan with the DEC. The Company anticipates that it will be responsible for operation and maintenance costs for an extended period following the remediation. Based upon information available, the Company estimates the total cost of remediation to be $1.8 million. The Company has reserved a total of approximately $2.9 million with respect to the Ludlow Landfill and North Gravel Pit.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

Environmental (continued)

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

One of the Company's domestic subsidiaries (Huntington Alloys, "Huntington") is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of Huntington and former employees of contractors to Huntington, alleging exposure to asbestos at the Company's Huntington, West Virginia facility. Plaintiffs' counsel have also informed Huntington that they intend to add similar claims by additional plaintiffs. Insurance coverage is available for some of these proceedings. The Company is not able to reasonably estimate what the ultimate loss, if any, will be with respect to these matters.

The Company is also a defendant in several actions by plaintiffs seeking damages for alleged health problems resulting from exposure to manganese in welding products, and one action in which the plaintiff alleges exposure to manganese originating in wastewater from the Company's Huntington, West Virginia facility. The cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations, or cash flows of the Company, but there can be no assurance that this will be the case.

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

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

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

In December 1999, the Company brought an action against Inco Limited ("Inco") and certain of Inco's direct or indirect subsidiaries (collectively, the "Sellers") alleging fraud, misrepresentation and breach of contract in connection with the Acquisition, and seeking compensatory and punitive damages. The Sellers have responded by making a motion to dismiss the complaint and have indicated that they may assert counterclaims against the Company. At this time, the Company is unable to assess what the ultimate outcome of this matter will be.

13. Preferred Stock

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

Cumulative dividends in arrears on the Series A Preferred Stock totaled $6,423,000 at December 31, 1999 ($0 at December 31, 1998).

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

14. Capital Stock

Effective February 26, 1997, the Company sold 3,075,000 shares of its common stock at $16.50 per share in an initial public offering. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses totaling approximately $4.8 million, were approximately $46.0 million. The proceeds were used primarily to reduce the Company's outstanding indebtedness.

15. Stock Options and Restricted Stock

The Company has granted restricted stock and options to purchase common stock to certain employees and directors under the Special Metals Corporation 1997 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). In connection with the Stock Incentive Plan, 800,000 shares of the Company's common stock were reserved for the grant of stock options, stock appreciation rights, restricted stock, performance awards, and other stock-based awards to certain key employees and certain directors. Stock options are granted at an exercise price equal to the market value on the respective grant date. The options granted in 1997 become exercisable at a rate of 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant, and 25% on the fourth anniversary of the date of grant. The options granted subsequent to 1997 generally become exercisable ratably over a 3 year period. The options expire 10 years from the date of grant. No awards shall be granted under the Stock Incentive Plan after December 31, 2007.

A summary of stock option activity and related information for the years ended December 31, 1997, 1998 and 1999 follows:

                                      1997                  1998                  1999
                                ----------------------------------------------------------------
                                          Weighted-              Weighted-            Weighted-
                                           Average                Average              Average
                                          Exercise               Exercise             Exercise
                                 Options    Price      Options     Price     Options    Price
                                ----------------------------------------------------------------
Outstanding - beginning of year        -  $     -      295,500   $ 16.50     413,000  $  16.28
Granted                          295,500    16.50      117,500     15.74     344,100      4.93
                                --------              --------              --------

Outstanding - end of year        295,500  $ 16.50      413,000   $ 16.28     757,100  $  11.12
                                ========              ========              ========

Exercisable at end of year             -        -            -         -     186,917  $  16.34
                                ========              ========              ========

Weighted-average fair value
  of options granted during
  the year                      $   7.62              $   9.15              $   3.91
                                ========              ========              ========

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

15. Stock Options and Restricted Stock (continued)

The following table summarizes information for stock options outstanding and exercisable at December 31, 1999:

                             Options Outstanding                     Options Exercisable
               -----------------------------------------------   ---------------------------
                                  Weighted-
                                   Average        Weighted-                      Weighted-
Range of                          Remaining        Average                        Average
Prices             Options          Life       Exercise Price     Options     Exercise Price
--------------------------------------------------------------------------------------------
$3.00 - 6.00       344,100        9.57 years       $ 4.93               -          $      -
$8.25               14,000        9.00 years         8.25           4,667              8.25
$16.00 - 17.00     399,000        7.43 years        16.56         182,250             16.55

The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method of accounting as prescribed by APB 25. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date, no compensation cost is recognized. SFAS 123 requires companies that do not account for stock-based compensation using the fair value based method to disclose pro forma net income and earnings per share under the fair value based method. The fair value of each option on the date of grant was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        1997          1998           1999
                                                   --------------------------------------
Risk free interest rate                                    6%            6%             6%
Dividend yield                                             0%            0%             0%
Volatility factor of the expected market
  price of the Company's common stock                  0.364         0.544          0.931
Weighted-average expected life of the
  option (in years)                                        6             6              6

If the fair value based method accounting provisions of SFAS 123 had been adopted, net income (loss) and earnings per share (both basic and diluted) would have been as follows. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

                                                              Year ended December 31
                                                        1997           1998          1999
                                                   ------------------------------------------
                                                    (In thousands, except per share amounts)
Net income (loss)                                  $     22,697  $       9,345  $    (25,972)
Net income (loss) per share (basic and diluted)            1.51           0.53         (2.09)

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

15. Stock Options and Restricted Stock (continued)

During 1997, the Company awarded 4,000 shares of restricted stock to two executive officers under the Stock Incentive Plan. A total of 2,000 shares vested immediately at the date of grant, and the remaining 2,000 shares became vested during 1998. The weighted-average fair value of the shares that vested during 1998 was $16.75 per share. The weighted-average fair value of the shares that vested during 1997 was $18.00 per share.

During 1999, the Company awarded 20,465 shares of restricted stock to an executive officer under the Stock Incentive Plan. Fifty percent of the restricted stock will vest over a three year period starting in 2000. The remaining restricted stock will vest based upon achievement of certain performance objectives.

16. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax, is as follows:

                                                 December 31
                                            1998            1999
                                        ---------------------------
                                               (In thousands)

Minimum pension liability adjustment    $    (1,571)    $       (11)
Currency translation adjustment                (340)         (5,249)
                                        ---------------------------
                                        $    (1,911)    $    (5,260)
                                        ===========================

17. Business Segment Information

The Company has identified three reportable business segments. The Premium Alloys segment manufactures and distributes superalloy and other high-performance nickel-based alloy products, principally to the aerospace industry. The Huntington Alloys (previously Inco Alloys North America) and Wiggin Alloys (previously Inco Alloys Europe) segments manufacture and distribute high-performance nickel-based alloy products to a wide range of industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

17. Business Segment Information (continued)

Segment information as of and for the years ended December 31, 1998 and 1999 is as follows. For 1997, the Company consisted solely of the Premium Alloys segment.

                                Premium     Huntington    Wiggin
                                 Alloys       Alloys      Alloys       Corporate      Total
                             -----------------------------------------------------------------
                                                      (In thousands)
1998
Sales to external customers  $   174,997   $    50,253  $    27,976   $         -  $   253,226
Intersegment sales                   220         8,287        3,140             -       11,647
Operating income (loss)           26,346        (8,662)       1,428        (1,059)      18,053
Depreciation and amortization      4,562         2,233          541           886        8,222
Total assets                     146,961       470,094      175,748        47,351      840,154
Capital expenditures               9,061         5,620        5,583             -       20,264

1999
Sales to external customers  $   126,826   $   319,491  $   155,932   $         -  $   602,249
Intersegment sales                19,183        24,034       15,278             -       58,495
Operating income (loss)           11,395       (35,462)      10,409        (6,099)     (19,757)
Depreciation and amortization      5,258        20,668        5,235         6,099       37,260
Total assets                     122,942       501,169      141,462        45,714      811,287
Capital expenditures               3,565         5,990        2,449             -       12,004

Financial information relating to the Company's operations by geographic area is as follows:

                                                             Year ended December 31
                                                        1997          1998          1999
                                                   ----------------------------------------
                                                                (In thousands)
Net sales
United States                                      $    128,247  $    165,457  $    325,604
United Kingdom                                            4,909        18,915        67,340
France                                                   29,902        23,788        57,811
Other                                                    23,013        45,066       151,494
                                                   ----------------------------------------
                                                   $    186,071  $    253,226  $    602,249
                                                   ========================================

Long-lived assets
United States                                      $     39,727  $    271,525  $    245,609
United Kingdom                                                -        33,587        32,533
Other                                                         -         3,913           361
                                                   ----------------------------------------
                                                   $     39,727  $    309,025  $    278,503
                                                   ========================================

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

18. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   1997            1998            1999
                                             -----------------------------------------------
                                                 (In thousands, except per share amounts)
Numerator:
  Net income (loss)                          $        23,002 $         9,840 $       (25,310)
  Preferred stock dividends                                -           1,071           6,423
                                             -----------------------------------------------
  Numerator for basic earnings per share -
    income available to common shareholders           23,002           8,769         (31,733)

  Effect of dilutive securities:
    Preferred stock dividends                              -               -               -
                                             -----------------------------------------------
  Numerator for diluted earnings per share -
    income available to common shareholders
    after assumed conversions                $        23,002 $         8,769 $       (31,733)
                                             ===============================================

Denominator:
  Denominator for basic earnings per share -
    weighted-average shares outstanding               15,004          15,479          15,479

  Effect of dilutive securities:
    Employee stock options                                12               -               -
    Preferred stock                                        -               -               -
                                             -----------------------------------------------
  Denominator for diluted earnings
    per share - adjusted
    weighted-average shares                           15,016          15,479          15,479
                                             ===============================================
Basic earnings per share                     $          1.53 $          0.57 $         (2.05)
                                             ===============================================
Diluted earnings per share                   $          1.53 $          0.57 $         (2.05)
                                             ===============================================

Potential common shares resulting from stock options and convertible preferred stock at December 31, 1998 and 1999 were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

19. Statement of Cash Flow - Supplemental Disclosures

Selected cash payments and noncash activities were as follows:

                                                             Year ended December 31
                                                        1997         1998           1999
                                                   ----------------------------------------
                                                                (In thousands)
Cash paid during the year for:
  Interest                                         $        750  $      1,166  $     25,243
  Income taxes                                           12,570        11,483         1,870

Non-cash activities:
  Intangible pension asset                         $        138  $        (21) $        (21)
  Accumulated pension adjustment                           (201)        1,075        (1,560)
  Deferred taxes                                           (161)          659          (957)
                                                   ----------------------------------------
    Net accrued pension liability                  $       (224) $      1,713  $     (2,538)
                                                   ========================================

During 1998, the Company financed $17,000,000 of the non-competition agreement with the issuance of 340,000 shares of non-voting Series A Convertible Preferred Stock.

20. Concentrations

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

At December 31, 1997, accounts receivable from three customers represented approximately 37% of total accounts receivable. No other customers accounted for over 10% of the Company's total accounts receivable at December 31, 1997, 1998 or 1999.

Approximately 61% of the Company's employees are represented by nine separate domestic and international collective bargaining agreements which terminate at various times between November 2000 and August 2003. Approximately 20% of the labor force is covered by collective bargaining agreements that will expire within one year.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

21. Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1999:

                                                         Fiscal Quarter
                                         First        Second        Third         Fourth
                                    ------------------------------------------------------
                                          (In thousands, except per share amounts)
Year ended December 31, 1998:

Net sales                           $    49,191    $    43,852   $    41,645   $   118,538
Gross profit                             11,678          8,814         7,820         5,804
Net income (loss)                         6,335          4,611         4,089        (5,195)
Net income (loss) attributable to
  common shareholders                     6,335          4,611         4,089        (6,266)
Earnings per common share,
  basic and assuming dilution              0.41           0.30          0.26         (0.40)

Year ended December 31, 1999:

Net sales                               151,708        158,842       139,344       152,355
Gross profit                              8,771         19,451        10,967           574
Net loss                                 (6,693)          (337)       (5,445)      (12,835)
Net loss attributable to common
  shareholders                           (8,299)        (1,943)       (7,051)      (14,440)
Earnings per common share,
  basic and assuming dilution             (0.54)         (0.13)        (0.46)        (0.93)

Schedule II - Valuation and Qualifying Accounts
Dollars in Thousands

                                                            Additions
                                                     -----------------------
                                         Balance at               Charged to                 Balance
                                         Beginning    Charged to    Other                   at End of
Description                              of Period     Expense     Accounts    Deductions    Period
-----------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $     3,179  $     (167) $   (43) (d) $    75 (b) $     2,894
    Allowance for obsolescence                7,526       1,497     (109) (d)       -           8,914
                                        -------------------------------------------------------------
  Total                                 $    10,705  $    1,330  $  (152)     $    75     $    11,808
                                        =============================================================

Year ended December 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $       168  $        8  $ 3,358 (a)  $   355 (b) $     3,179
    Allowance for obsolescence                1,297         674    5,775 (a)      220 (c)       7,526
                                        -------------------------------------------------------------
  Total                                 $     1,465  $      682  $ 9,133      $   575     $    10,705
                                        =============================================================

Year ended December 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $       120  $       48  $     -      $     -     $       168
    Allowance for obsolescence                1,110         261        -           74 (c)       1,297
                                        -------------------------------------------------------------
  Total                                 $     1,230  $      309  $     -      $    74     $     1,465
                                        =============================================================

(a) Valuation allowances of businesses acquired.
(b) Uncollectible accounts written off, net of recoveries.
(c) Physical inventory adjustments
(d) Impact of foreign currency translation adjustments

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

        The information regarding Directors and Executive Officers of the Company will be included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 29, 2000.

Item 11. Executive Compensation

        The information regarding Executive Compensation will be included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 29, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 29, 2000.

Item 13. Certain Relationships and Related Transactions

        The information regarding Certain Relationships and Related Transactions will be included in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 29, 2000.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                        Page in
                                                                       Form 10-K
                                                                       ---------
(a)     The following are filed as part of this report:

(1)     Audited financial statements of the Company as of December 31,
        1998 and 1999, and for the three years in the period ended        32
        December 31, 1999.

(2)     Financial statement schedule

        II - Valuation and Qualifying Accounts                            64

        All other schedules have been omitted as the required information is not applicable or the information is presented in the financial statements or the notes thereto.

(3)     Exhibits

Exhibit No.                           Description
--------------------------------------------------------------------------------
2.1 Stock Purchase Agreement, dated as of July 8, 1998, between Special Metals Corporation and Inco Limited, Inco United States, Inc., Inco Europe Limited and Inco S.A. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998).

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

3.2 Amended and Restated By-Laws (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

4.1 Investment Agreement, dated as of July 8, 1998, among Special Metals Corporation, TIMET and TMC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998).

4.2 Amendment to Investment Agreement, dated October 28, 1998, among Special Metals Corporation, TIMET and TMC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

4.3 Investment Agreement, dated October 28, 1998, between Special Metals Corporation and Inco (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

4.4 Voting Agreement, dated October 28, 1998, among TIMET, TMC, Societe Industrielle de Materiaux Avances, LWH Holding S.A. and Advanced Materials Investments Holding S.A. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

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

10.5 Amendment No. 1 to Stockholders Agreement dated as of March 1, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 11,
           1998)

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

10.15 + Special Metals Corporation Equity Appreciation Rights Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.16 + Special Metals Corporation Supplemental Retirement Income Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 (File 333-18499)).

10.17 + Special Metals Corporation 1997 Long-Term Stock Incentive Plan, together with Form of Stock Option Award Agreement (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.18 + Amended and Restated Employment Agreement, dated December 30, 1994, between the Company and Donald R. Muzyka (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.19 + Amended and Restated Employment Agreement, dated December 30, 1994, between the Company and Robert F. Dropkin (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.20.1 *+ Employment Agreement, dated April 15, 1999 between the Company and T.
           Grant John.

10.20.2 *+ Restricted Stock Award Agreement between the Company and T. Grant
           John.

10.20.3 *+ Nonqualified Stock Option Agreement between the Company and T. Grant
           John.

10.21 + Employment Agreement, dated December 30, 1994, between the Company and Donald C. Darling (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.22 Noncompetition Agreement, dated as of October 28, 1998, between Inco and Special Metals Corporation (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

10.23 Agreement in Principle, dated July 8, 1998 between Special Metals Corporation and TMC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998).

10.24 Agreement, dated October 28, 1998, among Special Metals Corporation, the Lenders and Credit Lyonnais New York Branch as Issuing Bank and Agent (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

10.25 First Amendment to the Credit Agreement dated as of April 1, 1999 by and among the Company, Credit Lyonnais New York Branch and the other financial institutions party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 17, 1999)

10.26 * Second Amendment to the Credit Agreement dated as of June 8, 1999 by and among the Company, Credit Lyonnais New York Branch and the other financial institutions party thereto.

10.27 * Third Amendment to the Credit Agreement and Limited Waiver dated as of December 29, 1999 by and among the Company, Credit Lyonnais New York Branch and the other financial institutions party thereto.

10.28 * Subordinated Loan Agreement dated as of December 17, 1999 between the Company and SIMA.

10.29 * Debt Subordination Agreement dated as of December 29, 1999 by and among the Company, SIMA and Credit Lyonnais New York Branch.

21.1 *     Subsidiaries of the Company

23.1 *     Consent of Ernst & Young LLP

27.1 *     Financial Data Schedule

------------------
*       Filed herewith.
+       Management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K

        None.

(c)     Exhibits

        All exhibits required by Item 601 of Regulation S-K are included in Item 14(a)(3).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.


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


/s/ Robert D. Halverstadt  Chairman of the Board                  March 24, 2000
-------------------------
Robert D. Halverstadt

/s/ Donald R. Muzyka       President, Chief Executive Officer     March 29, 2000
-------------------------  and Director (Principal Executive
Donald R. Muzyka           Officer)

/s/ Donald C. Darling      Chief Financial Officer and Director   March 29, 2000
-------------------------  (Principal Financial and Accounting
Donald C. Darling          Officer)

/s/ Robert F. Dropkin      Director                               March 29, 2000
-------------------------
Robert F. Dropkin

/s/ Edouard Duval          Director                               March 27, 2000
-------------------------
Edouard Duval

/s/ Antoine G. Treuille    Director                               March 27, 2000
-------------------------
Antoine G. Treuille

/s/ Raymond F. Decker      Director                               March 25, 2000
-------------------------
Raymond F. Decker

/s/ Andrew R. Dixey        Director                               March 24, 2000
-------------------------
Andrew R. Dixey

                                  EXHIBIT INDEX


Exhibit No.                           Description
--------------------------------------------------------------------------------
2.1 Stock Purchase Agreement, dated as of July 8, 1998, between Special Metals Corporation and Inco Limited, Inco United States, Inc., Inco Europe Limited and Inco S.A. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998).

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

3.2 Amended and Restated By-Laws (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

4.1 Investment Agreement, dated as of July 8, 1998, among Special Metals Corporation, TIMET and TMC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998).

4.2 Amendment to Investment Agreement, dated October 28, 1998, among Special Metals Corporation, TIMET and TMC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

4.3 Investment Agreement, dated October 28, 1998, between Special Metals Corporation and Inco (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

4.4 Voting Agreement, dated October 28, 1998, among TIMET, TMC, Societe Industrielle de Materiaux Avances, LWH Holding S.A. and Advanced Materials Investments Holding S.A. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

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

10.5 Amendment No. 1 to Stockholders Agreement dated as of March 1, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 11,
           1998)

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

10.15 + Special Metals Corporation Equity Appreciation Rights Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.16 + Special Metals Corporation Supplemental Retirement Income Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 (File 333-18499)).

10.17 + Special Metals Corporation 1997 Long-Term Stock Incentive Plan, together with Form of Stock Option Award Agreement (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.18 + Amended and Restated Employment Agreement, dated December 30, 1994, between the Company and Donald R. Muzyka (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.19 + Amended and Restated Employment Agreement, dated December 30, 1994, between the Company and Robert F. Dropkin (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.20.1 *+ Employment Agreement, dated April 15, 1999 between the Company and T.
           Grant John.

10.20.2 *+ Restricted Stock Award Agreement between the Company and T. Grant
           John.

10.20.3 *+ Nonqualified Stock Option Agreement between the Company and T. Grant
           John.

10.21 + Employment Agreement, dated December 30, 1994, between the Company and Donald C. Darling (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.22 Noncompetition Agreement, dated as of October 28, 1998, between Inco and Special Metals Corporation (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

10.23 Agreement in Principle, dated July 8, 1998 between Special Metals Corporation and TMC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 1998).

10.24 Agreement, dated October 28, 1998, among Special Metals Corporation, the Lenders and Credit Lyonnais New York Branch as Issuing Bank and Agent (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1998).

10.25 First Amendment to the Credit Agreement dated as of April 1, 1999 by and among the Company, Credit Lyonnais New York Branch and the other financial institutions party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 17, 1999)

10.26 * Second Amendment to the Credit Agreement dated as of June 8, 1999 by and among the Company, Credit Lyonnais New York Branch and the other financial institutions party thereto.

10.27 * Third Amendment to the Credit Agreement and Limited Waiver dated as of December 29, 1999 by and among the Company, Credit Lyonnais New York Branch and the other financial institutions party thereto.

10.28 * Subordinated Loan Agreement dated as of December 17, 1999 between the Company and SIMA.

10.29 * Debt Subordination Agreement dated as of December 29, 1999 by and among the Company, SIMA and Credit Lyonnais New York Branch.

21.1 *     Subsidiaries of the Company

23.1 *     Consent of Ernst & Young LLP

27.1 *     Financial Data Schedule

------------------
*       Filed herewith.
+       Management contract or compensatory plan or arrangement.