Form 10-Q
period 2000-03-31
SPECIAL METALS CORP
filed 2000-05-15
CIK 1028965

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                          Commission file No. 000-22029

                           Special Metals Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              25-1445468
-------------------------------                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           4317 Middle Settlement Road
                             New Hartford, NY 13413
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, there were 15,479,000 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2000           2
         and December 31, 1999

         Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the three months ended March 31, 1999 and
         2000                                                                 3

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 1999 and 2000                                        4

         Notes to Condensed Consolidated Financial Statements                 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          22

Part II. Other Information

Item 1.  Legal Proceedings                                                   23

Item 2.  Changes in Securities and Use of Proceeds                           23

Item 3.  Defaults Upon Senior Securities                                     23

Item 4.  Submission of Matters to a Vote of Security Holders                 23

Item 5.  Other Information                                                   23

Item 6.  Exhibits and Reports on Form 8-K                                    24

Signatures                                                                   25

Part I.  Financial Information

Item 1.  Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
                (Unaudited - In thousands, except share amounts)

                                                                                   December 31,    March 31,
                                                                                       1999          2000
                                                                                  --------------------------
Assets
Current assets:
   Cash and cash equivalents                                                      $     9,064    $     8,344
   Accounts receivable - trade, less allowance for doubtful accounts
     of $2,894 in 1999 and $2,760 in 2000                                             133,172        156,899
   Inventories                                                                        262,474        272,713
   Prepaid expenses and other current assets                                           25,746         29,091
                                                                                  --------------------------
Total current assets                                                                  430,456        467,047
Property, plant and equipment                                                         278,503        271,181
Non-competition agreement, net of accumulated amortization
   of $4,317 in 1999 and $5,242 in 2000                                                32,683         31,758
Other assets                                                                           69,645         70,872
                                                                                  --------------------------
Total assets                                                                      $   811,287    $   840,858
                                                                                  ==========================
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                               $    66,042    $    75,484
   Accrued liabilities                                                                 55,611         57,421
   Notes payable                                                                        3,725          3,144
   Current portion of long-term debt and capital lease obligations                     21,356         23,845
                                                                                  --------------------------
Total current liabilities                                                             146,734        159,894
Long-term debt and capital lease obligations                                          259,035        260,306
Subordinated notes payable to affiliate                                                 5,000         27,330
Postretirement benefits obligation                                                    194,524        196,351
Other long-term liabilities                                                            25,223         25,153
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting,
$0.01 par value, 10,000,000 shares authorized, 1,940,000
shares issued and outstanding                                                         104,494        106,466

Shareholders' equity:
   Common stock, $0.01 par value, 35,000,000 shares authorized,                           155            155
     15,479,000 shares issued and outstanding
   Paid-in surplus                                                                     75,712         75,712
   Accumulated other comprehensive loss                                                (5,260)        (6,412)
   Retained earnings (accumulated deficit)                                              5,670         (4,097)
                                                                                  --------------------------
Total shareholders' equity                                                             76,277         65,358
                                                                                  --------------------------
Total liabilities and shareholders' equity                                        $   811,287    $   840,858
                                                                                  ==========================

     See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
      Condensed Consolidated Statements of Operations and Retained Earnings
                              (Accumulated Deficit)
              (Unaudited - In thousands, except per share amounts)

                                                                              Three months ended March 31,
                                                                                 1999                   2000
                                                                            --------------------------------
Net sales                                                                   $ 151,708              $ 175,081
Cost of goods sold                                                            151,172                175,048
                                                                            --------------------------------
                                                                                  536                     33

Selling, general and administrative expenses                                    6,922                  7,082
                                                                            --------------------------------
Operating loss                                                                 (6,386)                (7,049)

Interest income                                                                  (570)                  (313)
Interest expense                                                                5,669                  7,100
Other income                                                                     (405)                  (754)
                                                                            --------------------------------
Loss before income taxes                                                      (11,080)               (13,082)

Income tax benefit                                                             (4,387)                (5,287)
                                                                            --------------------------------
Net loss                                                                       (6,693)                (7,795)

Accumulated preferred stock dividends                                           1,606                  1,972
                                                                            --------------------------------
Net loss attributable to common shareholders                                   (8,299)                (9,767)
                                                                            --------------------------------
Retained earnings (accumulated deficit)
  Beginning of period                                                          37,403                  5,670
                                                                            --------------------------------

  End of period                                                             $  29,104              $  (4,097)
                                                                            ================================

Net loss per share (Basic and Dilutive)                                     $   (0.54)             $   (0.63)
                                                                            ================================

Weighted average shares outstanding (Basic and Dilutive)                       15,479                 15,479
                                                                            ================================

     See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)

                                                                                    Three months ended March 31,
                                                                                          1999              2000
                                                                                   -----------------------------
Operating Activities:
Net loss                                                                           $    (6,693)       $   (7,795)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                       8,218            10,187
     Other adjustments and changes in assets and liabilities                             9,087           (27,137)
                                                                                   -----------------------------
Net cash provided by (used in) operating activities                                     10,612           (24,745)

Investing Activities:
Capital expenditures                                                                    (2,726)             (700)
Other                                                                                      352              (640)
                                                                                   -----------------------------
Net cash used in investing activities                                                   (2,374)           (1,340)

Financing Activities:
Proceeds from (repayment of) term loans and other long-term debt                        (4,178)            3,459
Proceeds from subordinated notes payable                                                     -            22,330
Financing and other deferred costs                                                         (37)             (204)
Payments on capital lease obligations                                                     (152)             (177)
                                                                                   -----------------------------
Net cash provided by (used in) financing activities                                     (4,367)           25,408
Net effect of exchange rate changes on cash                                               (994)              (43)
                                                                                   -----------------------------
Net increase (decrease) in cash and cash equivalents                                     2,877              (720)

Cash and cash equivalents at beginning of period                                        39,622             9,064
                                                                                   -----------------------------
Cash and cash equivalents at end of period                                         $    42,499        $    8,344
                                                                                   =============================

     See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 1 - Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain reclassifications have been made within the 1999 financial statements to conform to the 2000 presentation.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Inventories

Inventories consist of the following (in thousands):

                                                   December 31,        March 31,
                                                       1999              2000
                                                  ------------------------------
Raw materials and supplies                         $  65,167          $  70,997
Work-in-process                                      133,436            142,029
Finished goods                                        73,955             79,078
                                                  ------------------------------
                                                     272,558            292,104
Adjustment to LIFO cost                              (10,084)           (19,391)
                                                  ------------------------------
                                                   $ 262,474          $ 272,713
                                                  ==============================

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

Note 3 - Business Segment Information

Segment information for the three months ended March 31, 2000 and 1999 is as follows.

                                       Premium         Huntington        Wiggin
                                        Alloys           Alloys          Alloys         Corporate          Total
                                    ----------------------------------------------------------------------------------
                                                                 (In thousands)
1999
Sales to external customers           $  37,731         $  68,641         $  45,336        $       -        $  151,708
Intersegment sales                        1,934             8,286             4,244                -            14,464

Operating income (loss)                   6,497           (12,965)            1,418           (1,336)           (6,386)
Interest expense                                                                                                (5,669)
Interest income                                                                                                    570
Other income                                                                                                       405
                                                                                                              --------
Loss before income taxes                                                                                       (11,080)


2000
Sales to external customers           $  43,627         $  88,256         $  43,198        $       -        $  175,081
Intersegment sales                        4,187            14,791             4,436                -            23,414

Operating income (loss)                   4,025           (10,851)            1,896           (2,119)           (7,049)
Interest expense                                                                                                (7,100)
Interest income                                                                                                    313
Other income                                                                                                       754
                                                                                                              --------
Loss before income taxes                                                                                       (13,082)

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

Note 4 - Contingencies

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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At March 31, 2000, the Company had total reserves of approximately $10.1 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2000 capital budget provides $2.7 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $0.5 million during the three months ended March 31, 2000. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

Though the Company does not believe it likely that liabilities at the Ludlow Site will have a material adverse effect on the Company's business, results of operations, financial condition or cash flows, this possibility cannot be excluded.

         Universal Waste Site. The owners and operators of the Universal Waste Site, Utica, New York, conducted a preliminary site assessment pursuant to a consent order with the DEC, which also conducted a separate preliminary site assessment. The Company believes that at least four other potentially responsible parties have been identified with respect to the contamination at the site. The DEC is dividing the site into two separate sites, the Utica Alloys site (1.5 acre occupied by the industrial concern known as Utica Alloys, Inc.) and the Universal Waste site (the remainder of the original site). The Company has not been obligated to become involved in the investigation. Based upon the limited information available to it, the Company has established a reserve of $575,000. However, because of the preliminary nature of the investigation, it is not possible at this time to provide a reasonable estimate of the ultimate cost of any investigative or remedial work which will be required, or the Company's share, if any, of such costs. Therefore, it is possible that liabilities could arise in respect of this site that could have a material adverse effect on the business, results of operations, financial condition or cash flows of the Company.

         Huntington and Burnaugh RCRA Facility Assessments. The Huntington, West Virginia, and Burnaugh, Kentucky facilities of Huntington have been subject to site inspections pursuant to RCRA. Draft reports issued by the respective inspecting agencies recommended environmental investigation at Huntington and Burnaugh.

         Neither report was ever issued in final form. No action has been taken by the inspecting agency since January 1996 in the case of Huntington. Burnaugh has recently been listed as one of over 1,700 high priority facilities. The Kentucky Division of Waste Management is in the process of revising the RCRA Facility Assessment report for Burnaugh. The division has requested a voluntary site investigation including subsurface soil sampling and groundwater monitoring. If such investigation is ultimately required in Huntington, and when such is required/undertaken in Burnaugh, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

         Huntington West Pickle House. The Company expects that the Huntington, West Virginia facility of Huntington will need to install a wet scrubber exhaust system to remove ammonia vapor directly from an ammonia/water solution tank within its West Pickle House. The cost is estimated to be approximately $500,000 and is expected to be incurred in calendar year 2000.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

         Huntington was a de minimis participant in the Swope Oil Field site and has, to date, paid less than $70,000 for its share of the remediation.

         The third-party complaint in the Pennsauken Action alleges that contamination at the Swope Oil Field migrated via groundwater to the Pennsauken Landfill, the Puchack Well Field and/or surrounding areas. The third-party plaintiffs assert that if they are found to be liable for remediation of those sites, Huntington and the other third-party defendants which are PRP's at the Swope Oil Field are in turn liable to the third-party plaintiffs. Huntington has filed an answer to the third-party complaint. Additionally, a motion has been filed to have the claims against Huntington and the other Swope third-party defendants either dismissed without prejudice or severed and stayed, pending the resolution of the underlying action. This motion is under consideration by the court. The Company is still in the preliminary stages of investigating the claim against it. It is not possible at this time to provide a reasonable estimate of the cost of any investigative or remedial work which may be required, or Huntington's share.

         Wiggin Tube Degreaser. A United Kingdom subsidiary (Special Metals Wiggin Ltd., "Wiggin") may be required to make an expenditure of approximately $3.2 million to upgrade its degreasing operations at its facility in Hereford, England in order to reduce emissions of volatile organic compounds. This expenditure is unlikely to be incurred before 2003.

         Wiggin Electrical Switchgear. The Company expects that the Hereford, England facility of Wiggin will need to institute a phased program over ten years to replace its electrical switchgear, including oil-filled manual direct switchgear, air breakers and all other oil-filled switchgear. The cost of the program to replace the oil-filled manual direct switches is estimated to be approximately $0.7 million over the next two years. The cost of a program to replace the remainder of the electrical switchgear is estimated to be approximately $4.6 million, to be incurred during the period from 2002 through 2009.

         Wiggin Water Drainage Arrangements. The Environment Agency has informed Wiggin that they are considering improvements for the water drainage arrangements at the Hereford, England facility of Wiggin. They may require that Wiggin separate their process and storm water drainage systems.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

Inco

         The Company has filed a lawsuit against Inco Limited ("Inco") and certain of Inco's subsidiaries (the "Sellers"), alleging that they made fraudulent and negligent misrepresentations in connection with the IAI Acquisition and that the Sellers breached the terms of the Stock Purchase Agreement. The Sellers have moved to dismiss the lawsuit, and the motion is pending before the court. The Sellers have advised the Company that in the event the court denies their motion to dismiss, they intend to file a counterclaim against the Company seeking in excess of $12 million, which the Seller's claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company has established a reserve of $12 million for the Seller's potential counterclaim, although the Company intends to vigorously defend against such a counterclaim if, in fact, it is filed. Because of the preliminary nature of the lawsuit, it is not possible at this time to know if the Company may ultimately be required to pay any or all of the amount sought by the Sellers.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)

Note 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 1999 and 2000:

                                                           1999                      2000
                                                       (In thousands, except per share amounts)
                                                       ----------------------------------------
Numerator:
   Net loss                                             $ (6,693)                 $ (7,795)
   Preferred stock dividends                               1,606                     1,972
                                                       ----------------------------------------
   Numerator for basic earnings per share -
     loss available to common shareholders                (8,299)                   (9,767)

   Effect of dilutive securities -
     preferred stock dividends                                 -                         -
                                                       ----------------------------------------
   Numerator for diluted earnings per share - loss
     available to common shareholders after
     assumed conversions                                $ (8,299)                 $ (9,767)
                                                       ========================================

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding                  15,479                    15,479

   Effect of dilutive securities:
     Employee stock options                                    -                         -
     Preferred stock                                           -                         -
                                                       ----------------------------------------
  Denominator for diluted earnings per
     share - adjusted weighted-average shares             15,479                    15,479
                                                       ========================================

Basic earnings per share                                $  (0.54)                 $  (0.63)
                                                       ========================================

Diluted earnings per share                              $  (0.54)                 $  (0.63)
                                                       ========================================

Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2000
                                   (Unaudited)


Note 6 - Comprehensive Loss

Comprehensive loss for the three month periods ended March 31, 1999 and 2000 consisted of the following:

                                                             1999         2000
                                                          ----------------------
                                                             (In thousands)

Net loss                                                  $ (6,693)    $ (7,795)
Change in foreign currency translation adjustment           (4,017)      (1,152)
                                                          ----------------------
Comprehensive loss                                        $(10,710)    $ (8,947)
                                                          ======================

Accumulated other comprehensive loss consists of the following at December 31, 1999 and March 31, 2000:

                                                             1999         2000
                                                          ----------------------
                                                             (In thousands)

Pension adjustment                                        $    (11)    $    (11)
Foreign currency translation adjustment                   $ (5,249)    $ (6,401)
                                                          ----------------------
Accumulated other comprehensive loss                      $ (5,260)    $ (6,412)

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

Overview

         The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines; and silver-based amalgamable dental alloys. The Huntington Alloys Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubing, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Wiggin Alloys Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. For the three months ended March 31, 2000, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 24.9%, 50.4%, and 24.7% respectively, of the Company's net sales of $175.1 million.

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

         Export sales represent a significant portion of the Company's business. During the three months ended March 31, 2000, sales by domestic businesses of the Company to purchasers outside of the United States totaled 18.2%.

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

         A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At March 31, 2000, the Company had open purchase contracts, none of which are expected to be settled in cash, with a notional principal value of approximately $36.2 million. The fair value of the material covered by these contracts, based on the March 31, 2000 price quoted on the LME, was approximately $46.1 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

         The Company recently completed an analysis of the cost structure of its Huntington Alloys and Wiggin Alloys Divisions which became a part of Special Metals as a result of the October 28, 1998 acquisition. As a result of this analysis, the Company has determined that there were differences between the Huntington Alloys, Wiggin Alloys and Premium Alloys divisions, with respect to classification of certain costs. As such, it was determined that certain costs previously classified under selling, general and administrative expense in the acquired divisions should more appropriately be classified as cost of goods sold. For comparative purposes, the Company has revised the 1999 financial statements to conform to this presentation.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                                         Three months ended
                                                              March 31,
                                                          1999         2000
                                                         -----        -----
Net sales                                                100.0%       100.0%
Costs of goods sold                                       99.6        100.0
                                                         -----        -----
  Gross profit                                              .4           .0
Selling, general and administrative expenses               4.6          4.0
                                                         -----        -----
  Operating loss                                          (4.2)        (4.0)
Interest income                                            (.4)         (.2)
Interest expense                                           3.8          4.1
Other income                                               (.3)         (.4)
  Loss before income taxes                                (7.3)        (7.5)
                                                         -----        -----
Income tax benefit                                        (2.9)        (3.0)
                                                         =====        =====
  Net loss                                                (4.4)        (4.5)
                                                         =====        =====

Three months ended March 31, 2000 compared with three months ended March 31, 1999.

Net Sales.

         Premium Alloys. Net sales increased $5.9 million, or 15.6% from $37.7 million in the three months ended March 31, 1999 to $43.6 million in the three months ended March 31, 2000. This increase in sales is primarily attributable to increased sales volumes for high performance metals in the commercial aerospace market, offset in part by lower average realized selling prices.

         Huntington Alloys. Net sales increased $19.6 million, or 28.6% from $68.7 million in the three months ended March 31, 1999 to $88.3 million in the three months ended March 31, 2000. This increase in sales may be primarily attributed to increased sales volumes for high performance metals in the power/pollution control market, offset in part by lower average realized selling prices.

         Wiggin Alloys. Net sales decreased $2.1 million, or 4.7% from $45.3 million in the three months ended March 31, 1999 to $43.2 million in the three months ended March 31, 2000. This decrease in sales may be primarily attributed to reduced sales volumes for high performance metals and lower average realized selling prices.

Cost of Goods Sold.

         Premium Alloys. Cost of goods sold increased $8.0 million, or 27.0% from $29.5 million in the three months ended March 31, 1999 to $37.5 million in the three months ended March 31, 2000. As a percentage of net sales, cost of goods sold increased from 78.3% in the three months ended March 31, 1999 to 86.0% for the three months ended March 31, 2000, primarily as a result of lower average selling prices and higher raw material costs, principally nickel.

         Huntington Alloys. Cost of goods sold increased $18.3 million, or 23.8% from $77.2 million in the three months ended March 31, 1999 to $95.5 million in the three months ended March 31, 2000. As a percentage of net sales, cost of goods sold decreased from 112.4% in the three months ended March 31, 1999 to 108.2% in the three months ended March 31, 2000, primarily as a result of fixed costs being absorbed over a higher volume of sales.

         Wiggin Alloys. Cost of goods sold decreased $2.5 million, or 5.8% from $43.1 million in the three months ended March 31, 1999 to $40.6 million in the three months ended March 31, 2000. As a percentage of net sales, cost of goods sold decreased from 95.1% in the three months ended March 31, 1999 to 94.1% in the three months ended March 31, 2000, primarily as a result of efficiencies gained through cost reduction programs.

         Corporate. Cost of goods sold not allocated to an operating segment were $1.4 million in the three months ended March 31, 1999 and three months ended March 31, 2000. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI acquisition.

Gross Profit (Loss).

         Premium Alloys. Gross profit (loss) decreased $2.1 million, or 25.4% from $8.2 million in the three months ended March 31, 1999 to $6.1 million in the three months ended March 31, 2000.

         Huntington Alloys. Gross profit (loss) decreased $(1.3) million, or 15.0% from $(8.5) million in the three months ended March 31, 1999 to $(7.2) million in the three months ended March 31, 2000.

         Wiggin Alloys. Gross profit (loss) increased $0.4 million, or 16.3% from $2.2 million in the three months ended March 31, 1999 to $2.6 million in the three months ended March 31, 2000.

Selling, General and Administrative.

         Premium Alloys. Selling, general and administrative expenses increased $0.4 million, or 23.2% from $1.7 million in the three months ended March 31, 1999 to $2.1 million in the three months ended March 31, 2000 as a result of increased professional services and consulting expenditures. Selling, general and administrative expenses as a percentage of net sales increased from 4.5% in the three months ended March 31, 1999 to 4.8% in the three months ended March 31, 2000.

         Huntington Alloys. Selling, general and administrative expenses decreased $0.8 million, or 18.8% from $4.4 million in the three months ended March 31, 1999 to $3.6 million in the three months ended March 31, 2000 as a result of reduced sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 6.5% in the three months ended March 31, 1999 to 4.1% in the three months ended March 31, 2000.

         Wiggin Alloys. Selling, general and administrative expenses decreased $0.1 million, or 15.0% from $0.8 million in the three months ended March 31, 1999 to $0.7 million in the three months ended March 31, 2000 as a result of reduced sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 1.7% in the three months ended March 31, 1999 to 1.5% in the three months ended March 31, 2000.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $0.7 million from zero in the three months ended March 31, 1999 to $0.7 in the three months ended March 31, 2000 as a result of consulting expenditures incurred.

Operating Income (Loss).

         Premium Alloys. Operating income (loss) decreased $2.5 million, or 38.0% from $6.5 million in the three months ended March 31, 1999 to $4.0 million in the three months ended March 31, 2000. Operating income (loss) as a percentage of net sales decreased from 17.2% in the three months ended March 31, 1999 to 9.2% in the three months ended March 31, 2000.

         Huntington Alloys. Operating income (loss) decreased $(2.1) million, or 16.3% from $(13.0) million in the three months ended March 31, 1999 to $(10.9) million in the three months ended March 31, 2000. Operating income (loss) as a percentage of net sales decreased from (18.9)% in the three months ended March 31, 1999 to (12.3)% in the three months ended March 31, 2000.

         Wiggin Alloys. Operating income (loss) increased $0.5 million, or 33.6% from $1.4 million in the three months ended March 31, 1999 to $1.9 million in the three months ended March 31, 2000. Operating income (loss) as a percentage of net sales increased from 3.1% in the three months ended March 31, 1999 to 4.4% in the three months ended March 31, 2000.

Interest Expense.

         Interest expense increased $1.4 million, or 25.2% from $5.7 million in the three months ended March 31, 1999 to $7.1 million in the three months ended March 31, 2000, primarily due to an increase in indebtedness and interest rates.

Income Taxes (Benefit).

         Income tax benefit increased $(0.9) million, or 20.5% from $(4.4) million in the three months ended March 31, 1999 to $(5.3) million in the three months ended March 31, 2000, primarily due to the decrease in operating income and the increase in interest expense. The effective tax rate increased from 39.6% in the three months ended March 31, 1999 to 40.4% in the three months ended March 31, 2000.

Net Income (Loss).

         Net loss increased $(1.1) million, or 16.5% from $(6.7) million in the three months ended March 31, 1999 to $(7.8) million in the three months ended March 31, 2000. Net loss as a percentage of net sales increased from (4.4)% in the three months ended March 31, 1999 to (4.5)% in the three months ended March 31, 2000.

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

         Net cash provided by (used in) operating activities was $10.6 million and $(24.7) million for the three months ended March 31, 1999 and 2000, respectively. Net cash used in operating activities for the three months ended March 31, 2000 increased primarily as the result of investment in working capital.

         Capital expenditures were $2.7 million and $0.7 million for the three months ended March 31, 1999 and 2000, respectively.

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

         Under the Revolving Credit Facility, the Company can borrow, repay and re-borrow from time to time up to $100 million in the aggregate, subject to certain restrictions described below. The amount the Company may borrow under the Revolving Credit Facility is reduced by the aggregate amount of any letters of credit issued for the account of the Company. The Revolving Credit Facility terminates on October 28, 2003.

         Pursuant to an amendment to the Credit Agreement dated as of March 31, 1999 (the "First Amendment"), amounts outstanding on the Tranche A Term Loan and amounts outstanding under the Revolving Credit Facility bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .50%, plus a margin of zero to 1.50% depending on the Company's leverage ratio or (ii) the Eurodollar rate, which is the reserve adjusted New York interbank offered rate, plus a margin of 0.75% to 2.75% depending on the Company's leverage ratio. The applicable margins for amounts outstanding on the Tranche B Term Loan are (i) for base rate loans, either 1.50% or 2.00% depending on the Company's leverage ratio and (ii) for Eurodollar rate loans, 2.75% or 3.25% depending on the Company's leverage ratio. A commitment fee of .375% to .50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

         The Tranche A Term Loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term Loan is scheduled to be repaid in quarterly installments through 2005 as follows (in thousands):

                                Tranche A        Tranche B
     Year                       Term Loan        Term Loan           Total
     ----                       ---------        ---------           -----
     2000 (remainder of 2000)   $  14,794        $   1,706         $  16,500
     2001                          27,500            1,000            28,500
     2002                          36,250            1,000            37,250
     2003                          28,956           12,625            41,581
     2004                               -           47,500            47,500
     2005                               -           34,669            34,669

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

         The Stock Purchase Agreement regarding the IAI Acquisition (the "Stock Purchase Agreement") sets forth a post-closing procedure for adjusting the purchase price. The Company is required to prepay amounts outstanding under the Credit Agreement in an amount equal to any adjustments to the purchase price received by the Company or credited to the Company, whether payable in cash or credited or offset against any obligations owed to Inco Limited and certain of its affiliates (collectively, the "Sellers"), less the expenses reasonably incurred by the Company in obtaining any adjustment to the purchase price. During 1999, the Company and the Sellers followed the post-closing procedure provided in the Stock Purchase Agreement for adjusting the purchase price. As a result of this process and pursuant to the terms of the Credit Agreement, on May 4, 2000 the Company prepaid $1,043,600 toward the Tranche A Term Loan and $956,400 toward the Tranche B Term Loan.

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

         At September 30, 1999, the Company was in violation of the minimum EBITDA and leverage ratio financial tests included in the Credit Agreement. The lenders under the Credit Agreement (the "Senior Lenders") agreed to amend the terms of the Credit Agreement and waive the defaults provided the Company agreed to pursue additional capital in the form of subordinated loans.

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

         At March 31, 2000, the aggregate amount outstanding under the Revolving Credit Facility was $73.9 million. However, as a result of an outstanding letter of credit issued under the Revolving Credit Facility, for purposes of determining borrowing availability the balance outstanding under the Revolving Credit Facility is deemed to be $76.0 million. The amount outstanding under the Subordinated Revolving Credit Facility was $7.0 million at March 31, 2000 and $20.4 million at April 30, 2000. In addition, the aggregate amount outstanding under the Subordinated Term Loan was $20.3 million at March 31, 2000, due to the addition of accrued interest on the SIMA loans to the principal amount of the Subordinated Term Loan, and $22.1 million at April 30, 2000, due to an additional advance from SIMA to pay dividends on the Company's Senior Preferred Stock.

         The Company's Senior Preferred Stock accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, commencing January 28, 1999 (each a "Dividend Payment Date"). The Company has the right to defer payment of accumulated dividends. The Company exercised the right to defer payment on each Dividend Payment Date from the issuance of the Senior Preferred Stock (October 28, 1998) through the January 28, 2000 Dividend Payment Date. For the April 28, 2000 Dividend Payment Date, the Company borrowed $1,606,563 from SIMA as an additional advance under the Subordinated Term Loan and declared and paid a dividend to the holders of the Senior Preferred Stock with the proceeds of that loan. As of March 31, 2000, the total amount of dividends accrued and unpaid was $9.5 million. In the event that the Company defers payment of dividends for more than six quarterly dividend periods, the number of directors constituting the Company's Board of Directors will be increased by at least two members, and the holders of the Senior Preferred Stock will have the special right, voting separately as a single class, to elect two individuals to fill the newly created directorships.

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

Backlog

         As of March 31, 2000, the Company's backlog orders aggregated approximately $234.3 million, compared to approximately $252.2 million at March 31, 1999. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at March 31, 2000 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

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

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $745,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         At March 31, 2000, the Company has approximately $307 million of variable rate long-term debt. The Company has entered into interest swap agreements to manage a portion of its exposure to interest rate changes. At March 31, 2000, the Company had outstanding interest rate swap agreements with a notional value of approximately $128 million, maturing in September 2003, which effectively fix the interest rates on the underlying debt at a weighted average 5.86% plus the applicable margins based on the Company's leverage ratio. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $179 million of debt that is not covered by the swap agreements by approximately $1.8 million.

Part II. Other Information

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and to Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for descriptions of certain legal and environmental matters.

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information

(a)   Press Releases

The Company issued a press release dated May 11, 2000 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended March 31, 2000.

The Company issued a press release dated March 30, 2000 announcing the appointment of Thomas E. MacDonald to the position of Vice President-Commercial, responsible for the sales and marketing efforts of the Company's core nickel alloy and superalloy business worldwide.

The Company issued a press release dated March 16, 2000 announcing the appointment of Ronald M. Haeberle, Jr. to the position of Vice President - Specialty Businesses and Director - Strategic Planning.

The Company issued a press release dated March 2, 2000 disclosing certain information, including certain results of operations and earnings for the fiscal quarter and year ended December 31, 1999.

The Company issued a press release dated February 11, 2000 announcing an 8 percent across-the-board price increase for all nickel-alloy products, effective with orders placed as of February 18, 2000.

The Company issued a press release dated January 7, 2000 announcing the appointment of Teresa A. Daniel to the newly-created position of Vice President & Chief Human Resources Officer.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

27.1    Financial Data Schedule for the three months ended March 31, 2000.
27.2    Financial Data Schedule for the three months ended March 31, 1999.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION


Date: May 15, 2000                        By: /s/ Donald R. Muzyka
                                          --------------------------------------
                                          Donald R. Muzyka
                                          President and Chief Executive Officer

Date: May 15, 2000                        By: /s/ Donald C. Darling
                                          --------------------------------------
                                          Donald C. Darling
                                          Chief Financial Officer and Chief
                                          Accounting Officer