Form 10-Q
period 2000-06-30
SPECIAL METALS CORP
filed 2000-08-14
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                    ---------

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                                 -------------
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------    ----------------------

                          Commission file No. 000-22029
                                             -------------

                           SPECIAL METALS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      25-1445468
-------------------------------                  ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)
                           4317 Middle Settlement Road
                             New Hartford, NY 13413
                             ----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 798-2900
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                    ----------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X         No
                               ----------       ------------

As of August 1, 2000, there were 15,479,000 shares of the registrant's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                                   Page
                                                                                                                   ----
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2000                                                  2
           and December 31, 1999

           Condensed Consolidated Statements of Operations and Retained Earnings
           (Accumulated Deficit) for the three months and six months ended
           June 30, 1999 and 2000                                                                                     3

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 2000                                                                    4

           Notes to Condensed Consolidated Financial Statements                                                       5

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                   14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                24

Part II.   Other Information

Item 1.    Legal Proceedings                                                                                         25

Item 2.    Changes in Securities and Use of Proceeds                                                                 25

Item 3.    Defaults Upon Senior Securities                                                                           25

Item 4.    Submission of Matters to a Vote of Security Holders                                                       25

Item 5.    Other Information                                                                                         26

Item 6.    Exhibits and Reports on Form 8-K                                                                          26

Signatures                                                                                                           28


Part I.    Financial Information

Item 1.    Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
                (Unaudited - In thousands, except share amounts)

                                                                                    December 31,        June 30,
                                                                                        1999              2000
                                                                                  ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $       9,064    $       9,117
   Accounts receivable - trade, less allowance for doubtful accounts
     of $2,894 in 1999 and $2,821 in 2000                                               133,172          156,952
   Inventories                                                                          262,474          281,289
   Prepaid expenses and other current assets                                             25,746           22,937
                                                                                  ------------------------------
Total current assets                                                                    430,456          470,295
Property, plant and equipment                                                           278,503          263,660
Non-competition agreement, net of accumulated amortization
   of $4,317 in 1999 and $6,167 in 2000                                                  32,683           30,833
Other assets                                                                             69,645           80,049
                                                                                  ------------------------------
Total assets                                                                      $     811,287    $     844,837
                                                                                  ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                               $      66,042    $      65,828
   Accrued liabilities                                                                   55,611           53,553
   Notes payable                                                                          3,725            6,108
   Current portion of long-term debt and capital lease obligations                       21,356           24,337
                                                                                  ------------------------------
Total current liabilities                                                               146,734          149,826
Long-term debt and capital lease obligations                                            259,035          260,587
Subordinated notes payable to affiliate                                                   5,000           52,690
Postretirement benefits obligation                                                      194,524          198,015
Other long-term liabilities                                                              25,223           25,047
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting, $0.01 par value,
10,000,000 shares authorized, 1,940,000
shares issued and outstanding                                                           104,494          106,605

Shareholders' equity:
   Common stock, $0.01 par value, 35,000,000 shares authorized,                             155              155
     15,479,000 shares issued and outstanding
   Paid-in surplus                                                                       75,712           75,712
   Accumulated other comprehensive loss                                                  (5,260)         (10,229)
   Retained earnings (accumulated deficit)                                                5,670          (13,571)
                                                                                  ------------------------------
Total shareholders' equity                                                               76,277           52,067
                                                                                  ------------------------------
Total liabilities and shareholders' equity                                        $     811,287    $     844,837
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



                                                  Three months ended June 30,                 Six months ended June 30,
                                                        1999             2000                  1999              2000
                                                 -------------------------------          -----------------------------
Net sales                                        $     158,842    $      176,875          $   310,550     $     351,956
Cost of goods sold                                     148,439           177,729              299,611           352,777
                                                 -------------------------------          -----------------------------
                                                        10,403              (854)              10,939              (821)
Selling, general and
   administrative expenses                               5,798             6,560               12,720            13,642
                                                 -------------------------------          -----------------------------
Operating income (loss)                                  4,605            (7,414)              (1,781)          (14,463)
Interest expense                                         5,694             7,592               11,363            14,692
Interest income                                           (295)             (381)                (865)             (694)
Other income                                              (876)           (1,703)              (1,281)           (2,457)
                                                 --------------------------------         ------------------------------
Income (loss) before income taxes                           82           (12,922)             (10,998)          (26,004)
Income tax expense (benefit)                               419            (5,194)              (3,968)          (10,481)
                                                 --------------------------------         ------------------------------
Net loss                                                  (337)           (7,728)              (7,030)          (15,523)
Accumulated preferred stock dividends                    1,606             1,746                3,212             3,718
                                                 -------------------------------          -----------------------------
Net loss attributable to
   common shareholders                                  (1,943)           (9,474)             (10,242)          (19,241)
Retained earnings (accumulated deficit)
Beginning of period                                     29,104            (4,097)              37,403             5,670
                                                 --------------------------------         -----------------------------
End of period                                    $      27,161    $      (13,571)         $    27,161     $     (13,571)
                                                 ================================         ==============================
Net loss per share (Basic and Diluted)           $      (0.13)    $       (0.61)          $    (0.66)            (1.24)

Weighted average shares outstanding                     15,479            15,479               15,479            15,479
(Basic and Diluted)



See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)

                                                                                    Six months ended June 30,
                                                                                        1999              2000
                                                                                  ------------------------------
OPERATING ACTIVITIES:
Net loss                                                                          $      (7,030)   $     (15,523)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                       16,800           20,346
     Other adjustments and changes in assets and liabilities                             19,827          (53,357)
                                                                                  -------------------------------
Net cash provided by (used in) operating activities                                      29,597          (48,534)

INVESTING ACTIVITIES:

   Capital expenditures                                                                  (5,168)          (2,168)
   Net change in restricted deposits                                                        352                -
   Deferred software and other charges                                                   (7,702)          (1,521)
                                                                                  -------------------------------
Net cash used in investing activities                                                   (12,518)          (3,689)


FINANCING ACTIVITIES:

   Proceeds from (repayment of) term loans and other long-term debt                     (31,804)           7,561
   Proceeds from subordinated notes payable                                                   -           46,615
   Financing and other deferred costs                                                         -              (24)
   Payment of preferred stock dividends                                                       -           (1,607)
   Payments on capital lease obligations                                                   (384)             (76)
                                                                                  -------------------------------
   Net cash provided by (used in) financing activities                                  (32,188)          52,469
Net effect of exchange rate changes on cash                                                (730)            (193)
                                                                                  -------------------------------
Net increase (decrease) in cash and cash equivalents                                    (15,839)              53

Cash and cash equivalents at beginning of period                                         39,622            9,064
                                                                                  ------------------------------
Cash and cash equivalents at end of period                                        $      23,783    $       9,117
                                                                                  ==============================




See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain reclassifications have been made within the 1999 financial statements to conform to the 2000 presentation.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                                                                    December 31,      June 30,
                                                                                        1999            2000
                                                                                  ------------------------------
Raw materials and supplies                                                        $      65,167    $      83,511
Work-in-process                                                                         133,436          149,590
Finished goods                                                                           73,955           74,196
                                                                                  ------------------------------
                                                                                        272,558          307,297
Adjustment to LIFO cost                                                                 (10,084)         (26,008)
                                                                                  -------------------------------
                                                                                  $     262,474    $     281,289
                                                                                  ==============================

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2000
                                   (Unaudited)

NOTE 3 - BUSINESS SEGMENT INFORMATION

Segment information for the six months ended June 30, 2000 and 1999 is as follows.

                                       PREMIUM         HUNTINGTON        WIGGIN
                                        ALLOYS           ALLOYS          ALLOYS         CORPORATE           TOTAL
                                    -------------------------------------------------------------------------------
                                                                    (In thousands)
1999
Sales to external customers         $      70,571   $     153,703    $      86,276   $           -   $      310,550
Intersegment sales                          6,687          16,902            9,353               -           32,942

Operating income (loss)                     8,852         (11,333)           3,403          (2,703)          (1,781)
Interest expense                                                                                            (11,363)
Interest income                                                                                                 865
Other income                                                                                                  1,281
                                                                                                     --------------
Loss before income taxes                                                                                    (10,998)


2000
Sales to external customers         $      84,265   $     184,232    $      83,459   $           -   $      351,956
Intersegment sales                          5,364          30,920            8,966               -           45,250

Operating income (loss)                     6,627         (23,063)           5,791          (3,818)         (14,463)
Interest expense                                                                                            (14,692)
Interest income                                                                                                 694
Other income                                                                                                  2,457
                                                                                                     --------------
Loss before income taxes                                                                                    (26,004)

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2000
                                   (Unaudited)

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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At June 30, 2000, the Company had total reserves of approximately $10.1 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2000 capital budget provides $2.7 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $1.0 million during the six months ended June 30, 2000. The Company does not expect future costs of compliance with currently enacted and

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2000
                                   (Unaudited)

proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

The following is a summary of the more significant environmental matters or proceedings in which the Company is currently involved:

         Asbestos Exposure Actions. Huntington Alloys, a domestic subsidiary of the Company ("Huntington"), is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of Huntington and former employees of contractors to Huntington, alleging exposure to asbestos at Huntington's, West Virginia facility. Plaintiffs' counsel have also informed Huntington that they intend to add similar claims by additional plaintiffs. Insurance coverage is available for some of these proceedings. The Company is not able to reasonably estimate what the ultimate loss, if any, will be with respect to these matters. However, the damages sought by plaintiffs in these actions, if Huntington were required to pay them, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

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

         The Company assumed responsibility for remediation of the Ludlow Site and has completed remediation except for that of an adjoining property known as the "North Gravel Pit." The discovery of PCB contamination in the North Gravel Pit has required further investigation and remediation. The Company's engineers have submitted to the New York State Department of Environmental Conservation (the "DEC") a report detailing their investigation pursuant to the work plan and recommending a remedial alternative. The Company has established a reserve based on the recommended remedial alternative. The Company is seeking DEC approval of the remedial alternative, which will include removal of soils contaminated by PCBs. Furthermore, if the Environmental Protection Agency ( the "EPA"), which also has jurisdiction over the Ludlow Site, disagrees with the final remedial alternative, it may seek to require implementation of a different remedial alternative. The Company is reviewing comments received from the DEC and EPA.

         The Company is also responsible for post-closure operations and maintenance at the remainder of the Ludlow Site, including groundwater monitoring, through 2027. These operations and maintenance costs are

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2000
                                   (Unaudited)

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

         Neither report was ever issued in final form. No action has been taken by the inspecting agency since January 1996 in the case of Huntington. Burnaugh has been listed as one of over 1,700 high priority facilities. The Kentucky Division of Waste Management is in the process of revising the RCRA Facility Assessment report for Burnaugh. The division has requested a voluntary site investigation including subsurface soil sampling and groundwater monitoring. If such investigation is ultimately required in Huntington, and when such is required/undertaken in Burnaugh, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

         Huntington West Pickle House. The Company expects that the Huntington, West Virginia facility of Huntington will need to install a wet scrubber exhaust system to remove ammonia vapor directly from an ammonia/water solution tank within its West Pickle House. The cost is estimated to be approximately $525,000 and is expected to be incurred in calendar year 2001.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2000
                                   (Unaudited)


         Pennsauken Landfill / Puchack Well Field. Huntington is a third-party defendant in a lawsuit filed in New Jersey Superior Court (the "Pennsauken Action"). The plaintiffs in the Pennsauken Action, the Township of Pennsauken and the Pennsauken Solid Waste Management Authority, filed the Pennsauken Action in 1991 against various defendants seeking to hold the defendants liable for the costs of remediation of the Pennsauken Landfill, the Puchack Well Field and/or surrounding areas. In September of 1999, two defendants in the Pennsauken Action filed a third-party complaint against numerous third-party defendants, one of which is Huntington. Several of the named third-party defendants, including Huntington, had previously been PRP's at a nearby Superfund site known as the Swope Oil Field.

         Huntington was a de minimis participant in the Swope Oil Field site and has, to date, paid less than $70,000 for its share of the remediation.

         The third-party complaint in the Pennsauken Action alleges that contamination at the Swope Oil Field migrated via groundwater to the Pennsauken Landfill, the Puchack Well Field and/or surrounding areas. The third-party plaintiffs assert that if they are found to be liable for remediation of those sites, Huntington and the other third-party defendants which are PRP's at the Swope Oil Field are in turn liable to the third-party plaintiffs. The claims against Huntington and the other Swope third-party defendants have been severed and stayed, pending the resolution of the underlying action. It is not possible at this time to provide a reasonable estimate of the cost of any investigative or remedial work which may be required, or Huntington's share of such cost, if any.

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

         Consent Order - New Hartford. The DEC has alleged that the Company's New Hartford facility has violated certain regulations pertaining to hazardous waste management promulgated under the authority of Environmental Conservation Law Article 27, Title a. The department is seeking a penalty for the cited violation in the amount of $30,000. The violations pertain to a number of matters including a fire and a RCRA inspection.

DEPARTMENT OF JUSTICE INVESTIGATION

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2000
                                   (Unaudited)


         The Company received written confirmation from the United States Department of Justice that the previously disclosed grand jury investigation of the nickel alloy industry has been terminated with respect to the Company.

INCO

         The Company has filed a lawsuit against Inco Limited ("Inco") and certain of Inco's subsidiaries (the "Sellers"), alleging that they made fraudulent and negligent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. The Sellers have moved to dismiss the lawsuit, and the motion is pending before the court. The Sellers have advised the Company that in the event the court denies their motion to dismiss, they intend to file a counterclaim against the Company seeking in excess of $12 million, which the Sellers claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company has established a reserve of $12 million for the Sellers' potential counterclaim, although the Company intends to vigorously defend against such a counterclaim if, in fact, it is filed. Because of the preliminary nature of the lawsuit, it is not possible at this time to know if the Company may ultimately be required to pay any or all of the amount sought by the Sellers.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2000
                                   (Unaudited)

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 1999 and 2000:

                                                   Three months ended June 30,               Six months ended June 30,
                                                        1999             2000                 1999              2000
                                                 -------------------------------        -------------------------------
Numerator:
   Net loss                                      $        (337)   $       (7,728)       $      (7,030)    $     (15,523)
   Preferred stock dividends                             1,606             1,746                3,212             3,718
                                                 -------------------------------        -------------------------------
   Numerator for basic earnings per share-
    loss available to common shareholders               (1,943)           (9,474)             (10,242)          (19,241)

   Effect of dilutive securities - preferred
     stock dividends                                         -                 -                    -                 -
                                                 -------------------------------        -------------------------------

   Numerator for diluted earnings per
     share-loss available to common
     shareholders after assumed conversions      $      (1,943)   $       (9,474)       $     (10,242)    $     (19,241)
                                                 ================================       ================================

Denominator:
   Denominator for basic earnings per share-
     weighted-average shares outstanding                15,479            15,479               15,479            15,479
   Effect of dilutive securities:
     Employee stock options                                  -                 -                    -                 -
     Preferred stock                                         -                 -                    -                 -
                                                 -------------------------------        -------------------------------

Denominator for diluted earnings per
   share- adjusted weighted-average shares              15,479            15,479               15,479            15,479
                                                 ===============================        ===============================

Basic earnings per share                         $      (0.13)    $       (0.61)        $      (0.66)     $      (1.24)
                                                 ===============================        ===============================

Diluted earnings per share                       $      (0.13)    $       (0.61)        $      (0.66)     $      (1.24)
                                                 ===============================        ===============================


Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2000
                                   (Unaudited)

NOTE 6 - COMPREHENSIVE LOSS

Comprehensive loss for the three month and six month periods ended June 30, 1999 and 2000 consisted of the following:

                                                 Three months ended June 30,                 Six months ended June 30,
                                                        1999             2000                  1999              2000
                                                 -------------------------------        -------------------------------
Net loss                                         $        (337)   $       (7,728)       $      (7,030)    $     (15,523)
Change in foreign currency translation
   adjustment                                           (2,809)           (3,817)              (6,826)           (4,969)
                                                 --------------------------------       --------------------------------
Comprehensive loss                               $      (3,146)   $      (11,545)       $     (13,856)    $     (20,492)
                                                 ================================       ================================



Accumulated other comprehensive loss consists of the following at December 31, 1999 and for the three month and six month periods ended June 30, 2000:

                                                                     Three months         Six months
                                                                     ended June 30,      ended June 30,
                                                        1999             2000                  2000
                                                 -----------------------------------------------------
Pension adjustment                               $         (11)   $          (11)       $         (11)
Foreign currency translation adjustment                 (5,249)           (3,817)             (10,218)
                                                 -----------------------------------------------------
Accumulated other comprehensive loss             $      (5,260)   $       (3,828)       $     (10,229)
                                                 =====================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered ; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines; and silver-based amalgamable dental alloys. The Huntington Alloys Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubing, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Wiggin Alloys Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. For the six months ended June 30, 2000, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 23.9%, 52.4% and 23.7%, respectively, of the Company's net sales of $352.0 million.

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

         Export sales represent a significant portion of the Company's business. During the six months ended June 30, 2000, sales by domestic businesses of the Company to purchasers outside of the United States totaled 17.5%.

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

         A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At June 30, 2000, the Company had open purchase contracts with a notional principal value of approximately $44 million. The fair value of the material covered by these contracts, based on the June 30, 2000 price quoted on the LME, was approximately $44.1 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

         The Company recently completed an analysis of the cost structure of its Huntington Alloys and Wiggin Alloys Divisions which both became a part of Special Metals as a result of the October 28, 1998 acquisition. As a result of this analysis, the Company has determined that there were differences between the Huntington Alloys,

Wiggin Alloys and Premium Alloys divisions, with respect to classification of certain costs. As such, it was determined that certain costs previously classified under selling, general and administrative expense in the acquired divisions should more appropriately be classified as cost of goods sold. For comparative purposes, the Company has revised the 1999 financial statements to conform to this presentation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                                   Three months ended June 30,               Six months ended June 30,
                                                        1999             2000                  1999              2000
                                                 -------------------------------          -----------------------------
Net sales                                              100.0%           100.0%                100.0%            100.0%
Costs of goods sold                                     93.5            100.5                  96.5             100.2
                                                 ------------------------------           ---------------------------
Gross profit (loss)                                      6.5              (.5)                  3.5               (.2)
Selling, general and
   administrative expenses                               3.6              3.7                   4.1               3.9
                                                 ------------------------------           ---------------------------
Operating income (loss)                                  2.9             (4.2)                  (.6)             (4.1)
Interest expense                                         3.6              4.3                   3.7               4.2
Interest income                                          (.2)             (.2)                  (.3)              (.2)
Other income                                             (.6)            (1.0)                  (.4)              (.7)
                                                 ------------------------------           ---------------------------


Income (loss) before income taxes                         .1             (7.3)                 (3.6)             (7.4)
Income tax expense (benefit)                              .3             (2.9)                 (1.3)             (3.0)
                                                 ------------------------------           ------------------------------
Net loss                                                 (.2)%           (4.4)%                (2.3)%            (4.4)%
                                                 ==============================           =============================


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

NET SALES.

         Premium Alloys. Net sales increased $7.8 million, or 23.7%, from $32.8 million in the three months ended June 30, 1999 to $40.6 million in the three months ended June 30, 2000. This increase in sales is primarily attributable to increased sales volumes for high performance metals in the commercial aerospace market.

         Huntington Alloys. Net sales increased $10.9 million, or 12.8%, from $85.1 million in the three months ended June 30, 1999 to $96.0 million in the three months ended June 30, 2000. This increase in sales is primarily attributed to increased sales volumes for high performance metals in the power generation/pollution control market.

         Wiggin Alloys. Net sales decreased $0.6 million, or 1.7%, from $40.9 million in the three months ended June 30, 1999 to $40.3 million in the three months ended June 30, 2000. This decrease in sales is primarily attributed to reduced sales volumes for high performance metals.

COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold increased $7.5 million, or 26.4%, from $28.6 million in the three months ended June 30, 1999 to $36.1 million in the three months ended June 30, 2000. As a percentage of net sales, cost of goods sold increased from 87.0% in the three months ended June 30, 1999 to 88.9% in the three months ended June 30, 2000, primarily as a result of higher raw material costs, principally nickel.

         Huntington Alloys. Cost of goods sold increased $24.0 million, or 29.9%, from $80.4 million in the three months ended June 30, 1999 to $104.4 million in the three months ended June 30, 2000, primarily as a result of higher raw material costs, principally nickel. As a percentage of net sales, cost of goods sold increased from 94.6% in the three months ended June 30, 1999 to 108.8% in the three months ended June 30, 2000.

         Wiggin Alloys. Cost of goods sold decreased $2.2 million, or 6.1%, from $38.0 million in the three months ended June 30, 1999 to $35.8 million in the three months ended June 30, 2000. As a percentage of net sales, cost of goods sold decreased from 93.0% in the three months ended June 30, 1999 to 88.8% in the three months ended June 30, 2000, primarily as a result of reduced volumes and improved manufacturing efficiencies.

         Corporate. Cost of goods sold not allocated to an operating segment were $1.4 million in the three months ended June 30, 1999 and three months ended June 30, 2000. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI acquisition.

GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit (loss) increased $0.3 million, or 6.1%, from $4.2 million in the three months ended June 30, 1999 to $4.5 million in the three months ended June 30, 2000.

         Huntington Alloys. Gross profit (loss) increased $(13.1) million from $4.7 million in the three months ended June 30, 1999 to $(8.4) million in the three months ended June 30, 2000.

         Wiggin Alloys. Gross profit (loss) increased $1.6 million, or 56.9%, from $2.9 million in the three months ended June 30, 1999 to $4.5 million in the three months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses were $1.9 million in the three months ended June 30, 1999 and three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of net sales decreased from 5.8% in the three months ended June 30, 1999 to 4.7% in the three months ended June 30, 2000.

         Huntington Alloys. Selling, general and administrative expenses increased $0.8 million, or 24.3%, from

$3.0 million in the three months ended June 30, 1999 to $3.8 million in the three months ended June 30, 2000 as a result of increased sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales increased from 3.5% in the three months ended June 30, 1999 to 3.9% in the three months ended June 30, 2000.

         Wiggin Alloys. Selling, general and administrative expenses decreased $0.3 million, or 31.4%, from $0.9 million in the three months ended June 30, 1999 to $0.6 million in the three months ended June 30, 2000 as a result of reduced sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 2.2% in the three months ended June 30, 1999 to 1.5% in the three months ended June 30, 2000.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $0.3 million from zero in the three months ended June 30, 1999 to $0.3 million in the three months ended June 30, 2000 as a result of consulting expenditures incurred.

OPERATING INCOME (LOSS).

         Premium Alloys. Operating income (loss) increased $0.3 million, or 10.5%, from $2.3 million in the three months ended June 30, 1999 to $2.6 million in the three months ended June 30, 2000. Operating income (loss) as a percentage of net sales decreased from 7.2% in the three months ended June 30, 1999 to 6.4% in the three months ended June 30, 2000.

         Huntington Alloys. Operating income (loss) decreased $13.9 million from $1.7 million in the three months ended June 30, 1999 to $(12.2) million in the three months ended June 30, 2000. Operating income (loss) as a percentage of net sales increased from 1.9% in the three months ended June 30, 1999 to (12.7)% in the three months ended June 30, 2000.

         Wiggin Alloys. Operating income (loss) increased $1.9 million, or 96.3%, from $2.0 million in the three months ended June 30, 1999 to $3.9 million in the three months ended June 30, 2000. Operating income (loss) as a percentage of net sales increased from 4.8% in the three months ended June 30, 1999 to 9.7% in the three months ended June 30, 2000.

INTEREST EXPENSE.

         Interest expense increased $1.9 million, or 33.3%, from $5.7 million in the three months ended June 30, 1999 to $7.6 million in the three months ended June 30, 2000, primarily due to an increase in indebtedness and interest rates.

INCOME TAX EXPENSE (BENEFIT).

         Income tax benefit increased $(5.6) million from an expense of $0.4 million in the three months ended June 30, 1999 to a benefit of $(5.2) million in the three months ended June 30, 2000, primarily due to the decrease in operating income and the increase in interest expense.

NET LOSS.

         Net loss increased $(7.4) million from $(0.3) million in the three months ended June 30, 1999 to $(7.7) million in the three months ended June 30, 2000. Net loss as a percentage of net sales increased from (.2)% in the three months ended June 30, 1999 to (4.4)% in the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

NET SALES.

         Premium Alloys. Net sales increased $13.7 million, or 19.4%, from $70.6 million in the six months ended June 30, 1999 to $84.3 million in the six months ended June 30, 2000. This increase in sales is primarily attributable to increased sales volumes for high performance metals in the commercial aerospace market.

         Huntington Alloys. Net sales increased $30.5 million, or 19.9%, from $153.7 million in the six months ended June 30, 1999 to $184.2 million in the six months ended June 30, 2000. This increase in sales is primarily attributed to increased sales volumes for high performance metals in the power generation/pollution control market.

         Wiggin Alloys. Net sales decreased $2.8 million, or 3.3%, from $86.3 million in the six months ended June 30, 1999 to $83.5 million in the six months ended June 30, 2000. This decrease in sales is primarily attributed to reduced sales volumes for high performance metals.

COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold increased $15.5 million, or 26.7% from $58.1 million in the six months ended June 30, 1999 to $73.6 million in the six months ended June 30, 2000. As a percentage of net sales, cost of goods sold increased from 82.3% in the six months ended June 30, 1999 to 87.4% in the six months ended June 30, 2000, primarily as a result of higher raw material costs, principally nickel.

         Huntington Alloys. Cost of goods sold increased $42.4 million, or 26.9%, from $157.6 million in the six months ended June 30, 1999 to $200.0 million in the six months ended June 30, 2000, primarily as a result of higher raw material costs, principally nickel. As a percentage of net sales, cost of goods sold increased from 102.5% in the six months ended June 30, 1999 to 108.5% in the six months ended June 30, 2000.

         Wiggin Alloys. Cost of goods sold decreased $4.8 million, or 5.9%, from $81.2 million in the six months ended June 30, 1999 to $76.4 million in the six months ended June 30, 2000. As a percentage of net sales, cost of goods sold decreased from 94.1% in the six months ended June 30, 1999 to 91.5% in the six months ended June 30, 2000, primarily as a result of reduced sales volumes and improved manufacturing efficiencies.

         Corporate. Cost of goods sold not allocated to an operating segment increased $0.1 million from $2.7 million in the six months ended June 30, 1999 to $2.8 million in the six months ended June 30, 2000. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI acquisition.

GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit (loss) decreased $1.8 million, or 14.6%, from $12.5 million in the six months ended June 30, 1999 to $10.7 million in the six months ended June 30, 2000.

         Huntington Alloys. Gross profit (loss) increased $(11.9) million from $(3.9) million in the six months ended June 30, 1999 to $(15.8) million in the six months ended June 30, 2000.

         Wiggin Alloys. Gross profit (loss) increased $2.0 million, or 39.3%, from $5.1 million in the six months ended June 30, 1999 to $7.1 million in the six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses increased $0.4 million, or 11.2%, from $3.6 million in the six months ended June 30, 1999 to $4.0 million in the six months ended June 30, 2000 as a result of increased professional services and consulting expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 5.1% in the six months ended June 30, 1999 to 4.8% in the six months ended June 30, 2000.

         Huntington Alloys. Selling, general and administrative expenses decreased $0.1 million, or 1.4%, from $7.4 million in the six months ended June 30, 1999 to $7.3 million in the six months ended June 30, 2000 as a result of reduced sales and marketing expenditures, offset in part by increased research and development expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 4.8% in the six months ended June 30, 1999 to 4.0% in the six months ended June 30, 2000.

         Wiggin Alloys. Selling, general and administrative expenses decreased $0.4 million, or 23.7%, from $1.7 million in the six months ended June 30, 1999 to $1.3 million in the six months ended June 30, 2000 as a result of reduced sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 1.9% in the six months ended June 30, 1999 to 1.5% in the six months ended June 30, 2000.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $1.0 million from zero in the six months ended June 30, 1999 to $1.0 million in the six months ended June 30, 2000 as a result of consulting expenditures incurred.

OPERATING INCOME (LOSS).

         Premium Alloys. Operating income (loss) decreased $2.2 million, or 25.1%, from $8.9 million in the six months ended June 30, 1999 to $6.7 million in the six months ended June 30, 2000. Operating income (loss) as a percentage of net sales decreased from 12.5% in the six months ended June 30, 1999 to 7.9% in the six months ended June 30, 2000.

         Huntington Alloys. Operating income (loss) increased $(11.8) million, or 103.5%, from $(11.3) million in the six months ended June 30, 1999 to $(23.1) million in the six months ended June 30, 2000. Operating income (loss) as a percentage of net sales increased from (7.4)% in the six months ended June 30, 1999 to (12.5)% in the six months ended June 30, 2000.

         Wiggin Alloys. Operating income (loss) increased $2.4 million, or 70.2%, from $3.4 million in the six months ended June 30, 1999 to $5.8 million in the six months ended June 30, 2000. Operating income (loss) as a percentage of net sales increased from 3.9% in the six months ended June 30, 1999 to 6.9% in the six months ended June 30, 2000.

INTEREST EXPENSE.

         Interest expense increased $3.3 million, or 29.3%, from $11.4 million in the six months ended June 30, 1999 to $14.7 million in the six months ended June 30, 2000, primarily due to an increase in indebtedness and interest rates.

INCOME TAX EXPENSE (BENEFIT).

         Income tax benefit increased $(6.5) million, or 164.1%, from $(4.0) million in the six months ended June 30, 1999 to $(10.5) million in the six months ended June 30, 2000, primarily due to the decrease in operating income and the increase in interest expense. The effective tax rate increased from 36.1% in the six months ended June 30, 1999 to 40.3% in the six months ended June 30, 2000.

NET LOSS.

         Net loss increased $(8.5) million from $(7.0) million in the six months ended June 30, 1999 to $(15.5) million in the six months ended June 30, 2000. Net loss as a percentage of net sales increased from (2.3)% in the six months ended June 30, 1999 to (4.4)% in the six months ended June 30, 2000.

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

         Net cash provided by (used in) operating activities was $29.6 million and $(48.5) million for the six months ended June 30, 1999 and 2000, respectively. Net cash used in operating activities for the six months ended June 30, 2000 increased primarily as the result of investment in working capital.

         Capital expenditures were $5.2 million and $2.2 million for the six months ended June 30, 1999 and 2000, respectively.

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

The Tranche A Term Loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term Loan is scheduled to be repaid in quarterly installments through 2005 as follows (in thousands):

                                                  Tranche A         Tranche B
         Year                                     Term Loan         Term Loan          Total
         ----                               ---------------------------------------------------
         2000 (remainder of 2000)              $      10,000    $         500     $      10,500
         2001                                         27,500            1,000            28,500
         2002                                         36,250            1,000            37,250
         2003                                         28,956           12,625            41,581
         2004                                              -           47,500            47,500
         2005                                              -           34,669            34,669

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

         Effective December 17, 1999, the Company entered into the Subordinated Loan Agreement with SIMA, which is the owner of 38.5% of the Company's outstanding common stock. The Subordinated Loan Agreement provides for $20 million in term loans (the "Subordinated Term Loans") and a $30 million revolving credit facility (the "Subordinated Revolving Credit Facility"). Proceeds from the Subordinated Term Loans were used for working capital purposes and to make required repayments to the Senior Lenders under the Credit Agreement. Under the Subordinated Revolving Credit Facility, the Company can borrow ("Subordinated Revolving Loans"), repay (subject to certain restrictions) and re-borrow from time to time up to $30 million in the aggregate.

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

         The Third Amendment also prescribes a procedure to be followed in the event that the Company's actual consolidated EBITDA through the period ending March 31, 2001 is less than the amounts required by the revised minimum EBITDA financial tests. As of the end of each quarter during such period, if the Company's actual consolidated EBITDA for the prior twelve months is less than the minimum EBITDA levels required by the Third Amendment, any outstanding Subordinated Revolving Loans will be converted to Subordinated Term Loans in an amount equal to the difference between the Company's actual consolidated EBITDA and certain amounts set forth in the Third Amendment. If the amount to be converted exceeds the outstanding balance of Subordinated Revolving Loans, the Company shall borrow additional Subordinated Revolving Loans to the extent necessary to fund the amount to be converted, until SIMA's entire $30 million commitment to make Subordinated Revolving Loans has been funded. SIMA's obligation to make Subordinated Revolving Loans to the Company is backed by a $30 million letter of credit. In the event that the required amount is converted from Subordinated Revolving Loans to Subordinated Term Loans, the Company will be deemed to have satisfied the minimum EBITDA financial test for the twelve-month period, and the amount so converted shall be included for purposes of calculating whether the Company has satisfied the minimum EBITDA financial test for succeeding periods through the period ending March 31, 2001. Pursuant to this procedure, as of June 30, 2000, $9.7 million of Subordinated Revolving Loans were converted to Subordinated Term Loans.

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

         At June 30, 2000, the aggregate amount outstanding under the Revolving Credit Facility was $80.9 million. However, as a result of an outstanding letter of credit issued under the Revolving Credit Facility, for purposes of determining borrowing availability the balance outstanding under the Revolving Credit Facility is deemed to be $83.0 million. The amount outstanding under the Subordinated Revolving Credit Facility was $20.3 million at June 30, 2000 and July 31, 2000. In addition, the aggregate amount outstanding under the Subordinated Term Loan was $32.4 million at June 30, 2000, due to the addition of accrued interest on the SIMA loans to the principal amount of the Subordinated Term Loan, and $34.3 million at July 31, 2000, due to additional advances from SIMA to pay dividends on the Company's Senior Preferred Stock.

         The Company's Senior Preferred Stock accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, commencing January 28, 1999 (each a "Dividend Payment Date"). The Company has the right to defer payment of accumulated dividends. The Company exercised the right to defer payment on each Dividend Payment Date from the issuance of the Senior Preferred Stock (October 28, 1998) through the January 28, 2000 Dividend Payment Date. For the April 28, 2000 Dividend Payment Date, the Company borrowed $1,606,563 from SIMA as an additional advance under the Subordinated Term Loan and declared and paid a dividend to the holders of the Senior Preferred Stock with the proceeds of that loan. As of June 30, 2000, the total amount of dividends accrued and unpaid was $9.6 million. For the July 28, 2000 Dividend Payment Date, the Company again borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of the Senior Preferred Stock with the proceeds of that loan. In the event that the Company defers payment of dividends for more than six quarterly dividend periods, the number of directors constituting the Company's Board of Directors will be increased by at least two members, and the holders of the Senior Preferred Stock will have the special right, voting separately as a single class, to elect two individuals to fill the newly created directorships.

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

BACKLOG

         As of June 30, 2000, the Company's backlog orders aggregated approximately $230.8 million, compared to approximately $230.0 million at June 30, 1999. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at June 30, 2000 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

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

         The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material; however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts which are settled in cash by approximately $190,000. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $645,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         At June 30, 2000, the Company has approximately $334 million of variable rate long-term debt. The Company has entered into interest swap agreements to manage a portion of its exposure to interest rate changes. At June 30, 2000, the Company had outstanding interest rate swap agreements with a notional value of approximately $126 million, maturing in September 2003, which effectively fix the interest rates on the underlying debt at a weighted average 5.86% plus the applicable margins based on the Company's leverage ratio. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $208 million of debt that is not covered by the swap agreements by approximately $2.1 million.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 19, 2000 (the "Annual Meeting"). Holders of Common Stock were entitled to elect three directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 14,530,056 of the 15,479,000 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the three persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders of the Company following the end of the Company's fiscal year ending December 31, 2002 and the number of votes cast for, against or withheld with respect to each person.

Name of Director                               For                     Against            Withheld
----------------                               ---                     -------          -----------
Edouard Duval                               14,304,756                 225,300          -
J. Landis Martin                            14,304,756                 225,300          -
Donald R. Muzyka                            14,304,756                 225,300          -

The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each such matter.

Matter                                                 For                    Against           Abstentions
------                                              ---------                 -------           -----------
Approval of Ernst & Young LLP as                    14,526,306                 1,250              2,500
independent auditors for the Company
for the fiscal year ending
December 31, 2000.


Matter                                                 For                    Against           Abstentions
------                                              ---------                 -------           -----------
Approval of the Amendment to the                    11,929,823                 921,588          853,558
Company's 1997 Long-Term Stock
Incentive Plan.

ITEM 5.  OTHER INFORMATION

(a)      PRESS RELEASES

The Company issued a press release dated August 10, 2000 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended June 30, 2000.

The Company issued a press release dated July 20, 2000 announcing the retirement of Dr. Donald R. Muzyka, from his position as President and Chief Executive Officer and as a member of the Company's Board of Directors effective September 1, 2000. The Company also announced that, Dr. T. Grant John, who has served as Executive Vice President and Chief Operating Officer of the Company will succeed Dr. Muzyka.

The Company issued a press release dated June 23, 2000 announcing that it is curtailing nickel-surcharge adjustments from twice - to once - monthly, while adding product specific price extras to its high demand alloys.

(b)  FORWARD-LOOKING STATEMENTS

 Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission .

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.1 Technical Exchange Agreement dated April 6, 2000 between the Company and ERAMET.
10.2 Warehouse Agreement dated April 1, 2000 between Aubert & Duval and Huntington Alloys.
27.1     Financial Data Schedule for the six months ended June 30, 2000.
27.2     Restated Financial Data Schedule for the six months ended June 30,
         1999.



(b)  REPORTS ON FORM 8-K

The Company filed a Report on Form 8-K dated July 26, 2000 announcing the retirement of Dr. Donald R. Muzyka, from his position as President and Chief Executive Officer and as a member of the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPECIAL METALS CORPORATION




Date:    August 14, 2000            By:   /s/   Donald R. Muzyka
                                          -----------------------------------
                                          Donald R. Muzyka
                                          President and Chief Executive Officer



Date:    August 14, 2000            By:   /s/   Donald C. Darling
                                          -----------------------------------
                                         Donald C. Darling
                                         Chief Financial Officer and Chief
                                         Accounting Officer