Form 10-Q
period 2000-09-30
SPECIAL METALS CORP
filed 2000-11-14
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                    ---------
(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2000
                                               ------------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------    ---------------------

                          Commission file No. 000-22029
                                             ------------------

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


                                 Not Applicable
                ------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X           No
                                 ------          -------

As of November 1, 2000, there were 15,479,000 shares of the registrant's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                                                                   Page
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of  September 30, 2000                                            2
           and December 31, 1999

           Condensed Consolidated Statements of Operations and Retained Earnings
           (Accumulated Deficit) for the three months and nine months ended
           September 30, 1999 and 2000                                                                                3

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 2000                                                                          4

           Notes to Condensed Consolidated Financial Statements                                                       5

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                   14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                24

Part II.   Other Information

Item 1.    Legal Proceedings                                                                                         25

Item 2.    Changes in Securities and Use of Proceeds                                                                 25

Item 3.    Defaults Upon Senior Securities                                                                           25

Item 4.    Submission of Matters to a Vote of Security Holders                                                       25

Item 5.    Other Information                                                                                         26

Item 6.    Exhibits and Reports on Form 8-K                                                                          26

Signatures                                                                                                           28

Part I.  Financial Information

Item 1.  Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
                (Unaudited - In thousands, except share amounts)

                                                                                    December 31,      September 30,
                                                                                        1999              2000
                                                                                  ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $       9,064    $       8,100
   Accounts receivable - trade, less allowance for doubtful accounts
     of $2,894 in 1999 and $3,337 in 2000                                               133,172          142,858
   Inventories                                                                          262,474          270,425
   Prepaid expenses and other current assets                                             25,746           21,083
                                                                                  ------------------------------
Total current assets                                                                    430,456          442,466
Property, plant and equipment                                                           278,503          258,550
Non-competition agreement, net of accumulated amortization
   of $4,317 in 1999 and $7,092 in 2000                                                  32,683           29,908
Other assets                                                                             69,645           89,743
                                                                                  ------------------------------
Total assets                                                                      $     811,287    $     820,667
                                                                                  ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $      66,042    $      62,778
   Accrued liabilities                                                                   55,611           51,347
   Notes payable                                                                          3,725            2,928
   Deferred income taxes                                                                      -            1,002
   Current portion of long-term debt and capital lease obligations                       21,356           26,831
                                                                                  ------------------------------
Total current liabilities                                                               146,734          144,886
Long-term debt and capital lease obligations                                            259,035          253,781
Subordinated notes payable to affiliate                                                   5,000           55,372
Postretirement benefits obligation                                                      194,524          199,381
Other long-term liabilities                                                              25,223           24,676
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting, $0.01 par value,
10,000,000 shares authorized, 1,940,000
shares issued and outstanding                                                           104,494          106,746

Shareholders' equity:
   Common stock, $0.01 par value, 35,000,000 shares authorized,                             155              155
     15,479,000 shares issued and outstanding
   Paid-in surplus                                                                       75,712           75,712
   Accumulated other comprehensive loss                                                  (5,260)         (13,383)
   Retained earnings (accumulated deficit)                                                5,670          (26,659)
                                                                                  ------------------------------
Total shareholders' equity                                                               76,277           35,825
                                                                                  ------------------------------
Total liabilities and shareholders' equity                                        $     811,287    $     820,667
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




                                                   Three months ended Sept. 30,           Nine months ended Sept. 30,
                                                        1999             2000                  1999              2000
                                                 -------------------------------        -------------------------------

Net sales                                        $     139,344    $      162,241        $     449,894     $     514,197
Cost of goods sold                                     136,002           167,231              435,613           520,008
                                                 -------------------------------        -------------------------------
                                                         3,342            (4,990)              14,281            (5,811)

Selling, general and
   administrative expenses                               6,947             6,545               19,667            20,187
                                                 -------------------------------        -------------------------------

Operating loss                                          (3,605)          (11,535)              (5,386)          (25,998)

Interest expense                                         6,108             8,273               17,471            22,965
Interest income                                           (300)             (389)              (1,165)           (1,083)
Other income                                              (210)             (732)              (1,491)           (3,189)
                                                 --------------------------------       --------------------------------

Loss before income taxes                                (9,203)          (18,687)             (20,201)          (44,691)

Income tax benefit                                      (3,758)           (7,347)              (7,726)          (17,828)
                                                 --------------------------------       --------------------------------

Net loss                                                (5,445)          (11,340)             (12,475)          (26,863)

Accumulated preferred stock dividends                    1,606             1,748                4,818             5,466
                                                 -------------------------------        -------------------------------

Net loss attributable to
   common shareholders                                  (7,051)          (13,088)             (17,293)          (32,329)

Retained earnings (accumulated deficit)
Beginning of period                                     27,161           (13,571)              37,403             5,670
                                                 --------------------------------       -------------------------------

End of period                                    $      20,110    $      (26,659)       $      20,110     $     (26,659)
                                                 ================================       ================================

Net loss per share (Basic and Diluted)           $       (0.46)   $        (0.85)       $       (1.12)    $       (2.09)

Weighted average shares outstanding                     15,479            15,479               15,479            15,479
(Basic and Diluted)



See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)


                                                                                    Nine months ended Sept. 30,
                                                                                        1999              2000
                                                                                  ------------------------------

OPERATING ACTIVITIES:
Net loss                                                                          $     (12,475)   $     (26,863)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                       25,320           30,432
     Other adjustments and changes in assets and liabilities                              1,794          (41,874)
                                                                                  -------------------------------
Net cash provided by (used in) operating activities                                      14,639          (38,305)

INVESTING ACTIVITIES:
   Capital expenditures                                                                  (8,153)          (5,546)
   Net change in restricted deposits                                                        352                -
   Deferred software and other charges                                                  (12,569)          (1,897)
                                                                                  -------------------------------
Net cash used in investing activities                                                   (20,370)          (7,443)


FINANCING ACTIVITIES:
   Proceeds from (repayment of) term loans and other long-term debt                     (12,501)             771
   Proceeds from long-term debt                                                           2,000                -
   Proceeds from subordinated notes payable                                                   -           48,225
   Financing and other deferred costs                                                         -              (24)
   Payment of preferred stock dividends                                                       -           (3,213)
   Payments on capital lease obligations                                                   (461)             (69)
                                                                                  -------------------------------
   Net cash provided by (used in) financing activities                                  (10,962)          45,690
Net effect of exchange rate changes on cash                                                (160)            (906)
                                                                                  -------------------------------
Net decrease in cash and cash equivalents                                               (16,853)            (964)

Cash and cash equivalents at beginning of period                                         39,622            9,064
                                                                                  ------------------------------
Cash and cash equivalents at end of period                                        $      22,769    $       8,100
                                                                                  ==============================




See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)



NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain reclassifications have been made within the 1999 financial statements to conform to the 2000 presentation.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                                                                  December 31,        September 30,
                                                                                        1999              2000
                                                                                  ------------------------------

Raw materials and supplies                                                        $      65,167    $      80,020
Work-in-process                                                                         133,436          146,819
Finished goods                                                                           73,955           71,219
                                                                                  ------------------------------
                                                                                        272,558          298,058
Adjustment to LIFO cost                                                                 (10,084)         (27,633)
                                                                                  -------------------------------
                                                                                  $     262,474    $     270,425
                                                                                  ==============================

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2000
                                   (Unaudited)



NOTE 3 - BUSINESS SEGMENT INFORMATION

Segment information for the nine months ended September 30, 2000 and 1999 is as follows.


                                       PREMIUM         HUNTINGTON        WIGGIN
                                        ALLOYS           ALLOYS          ALLOYS         CORPORATE           TOTAL
                                    -------------------------------------------------------------------------------
                                                                   (In thousands)

1999
Sales to external customers         $      96,313   $     232,398    $     121,183   $           -   $      449,894
Intersegment sales                         14,194          25,654           12,133               -           51,981

Operating income (loss)                     9,791         (15,754)           4,645          (4,068)          (5,386)
Interest expense                                                                                            (17,471)
Interest income                                                                                               1,165
Other income                                                                                                  1,491
                                                                                                     --------------
Loss before income taxes                                                                                    (20,201)


2000
Sales to external customers         $     122,675   $     274,432    $     117,090   $           -   $      514,197
Intersegment sales                          7,388          43,127           13,913               -           64,428

Operating income (loss)                     4,704         (33,412)           7,927          (5,217)         (25,998)
Interest expense                                                                                            (22,965)
Interest income                                                                                               1,083
Other income                                                                                                  3,189
                                                                                                     --------------
Loss before income taxes                                                                                    (44,691)

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2000
                                   (Unaudited)



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

       The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At September 30, 2000, the Company had total reserves of approximately $10.1 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

       The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2000 capital budget provides $2.7 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $1.3 million during the nine months ended September 30, 2000. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2000
                                   (Unaudited)



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

       Manganese Exposure Actions. Huntington is a defendant in sixteen actions (one not served) and the Company is a defendant in one action seeking damages for alleged health problems resulting from exposure to manganese in welding products. The cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

       The Company assumed responsibility for remediation of the Ludlow Site and has completed remediation except for that of an adjoining property known as the "North Gravel Pit." The discovery of PCB contamination in the North Gravel Pit has required further investigation and remediation. The Company's engineers have submitted to the New York State Department of Environmental Conservation (the "DEC") a report detailing their investigation pursuant to the work plan and recommending a remedial alternative. The Company has established a reserve based on the recommended remedial alternative. The Company is seeking DEC approval of the remedial alternative, which will include removal of soils contaminated by PCBs. Comments on the remedial alternative have been received from the DEC and the United States Environmental Protection Agency (the "EPA"). In light of such comments, the Company has proposed a second recommended remedial alternative for consideration.

       The Company is also responsible for post-closure operations and maintenance at the remainder of the Ludlow Site, including groundwater monitoring, through 2027. These operations and maintenance costs are estimated at approximately $70,000 per year. In addition, the Company may be required to conduct certain post-closure activities.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2000
                                   (Unaudited)

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

         The Huntington report was never issued in final form. No action has been taken by the inspecting agency since January 1996 in the case of Huntington. Burnaugh has been listed as one of over 1,700 high priority facilities. The Kentucky Division of Waste Management has revised the RCRA Facility Assessment report for Burnaugh and considers it to be a finalized document. A Voluntary Investigation Workplan is being prepared by the Company for submission to the Department. If an investigation is ultimately required in Huntington, and when such is required/undertaken in Burnaugh, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2000
                                   (Unaudited)


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

       Wiggin Electrical Switchgear. The Company expects that the Hereford, England facility of Wiggin will need to institute a phased program over ten years to replace its electrical switchgear, including oil-filled manual direct switchgear, air breakers and all other oil-filled switchgear. The program to replace the oil-filled manual direct switches began in 2000 (at a cost of $0.3 million) and will be completed by 2002, at a remaining estimated cost of $0.5 million. The cost of a program to replace the remainder of the electrical switchgear is estimated to be approximately $4.6 million, to be incurred during the period from 2002 through 2009.

       Wiggin Water Drainage Arrangements. The Environment Agency has informed Wiggin that they are considering improvements for the water drainage arrangements at the Hereford, England facility of Wiggin. They may require that Wiggin separate their process and storm water drainage systems.

       Consent Order - New Hartford. The DEC has alleged that the Company's New Hartford facility has violated certain regulations pertaining to hazardous waste management promulgated under the authority of Environmental Conservation Law
Article 27, Title a. The department and the Company have agreed upon a penalty for the cited violation in the amount of $25,000. The violations pertain to a number of matters including a fire and a RCRA inspection.


DEPARTMENT OF JUSTICE INVESTIGATION

       The Company received written confirmation from the United States Department of Justice that the previously disclosed grand jury investigation of the nickel alloy industry has been terminated with respect to the Company.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2000
                                   (Unaudited)



INCO

       The Company has filed a lawsuit against Inco Limited ("Inco") and certain of Inco's subsidiaries (the "Sellers"), alleging that they made fraudulent and negligent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. In October 2000, the Sellers' motion to dismiss the lawsuit was denied with respect to the Company's securities fraud, fraud and breach of contract claims against the Sellers with respect to the IAI Acquisition, but granted as to the Company's negligent misrepresentation claim. In its decision, the Court denied the Sellers' request to strike the Company's request for punitive damages and directed that discovery in the case may now proceed. The Sellers had previously advised the Company that, in the event the Court denied their motion to dismiss, they would file a counterclaim against the Company seeking in excess of $12 million, which the Sellers' claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company has established a reserve of $12 million for the Sellers' potential counterclaim, although the Company intends to vigorously defend against such a counterclaim if, in fact, it is filed. Because of the preliminary nature of the lawsuit, it is not possible at this time to know if the Company will recover significant damages from the Sellers, or may ultimately be required to pay any or all of the amount sought by the Sellers.


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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2000
                                   (Unaudited)



NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 1999 and 2000:


                                                   Three months ended Sept. 30,            Nine months ended Sept. 30,
                                                        1999             2000                  1999              2000
                                                 -------------------------------        -------------------------------

Numerator:
   Net loss                                      $      (5,445)   $      (11,340)       $     (12,475)    $     (26,863)
   Preferred stock dividends                             1,606             1,748                4,818             5,466
                                                 -------------------------------        -------------------------------
   Numerator for basic earnings per share-
    loss available to common shareholders               (7,051)          (13,088)             (17,293)          (32,329)

   Effect of dilutive securities - preferred
     stock dividends                                         -                 -                    -                 -
                                                 -------------------------------        -------------------------------

   Numerator for diluted earnings per
     share-loss available to common
     shareholders after assumed conversions      $      (7,051)   $      (13,088)       $     (17,293)    $     (32,329)
                                                 ================================       ================================


Denominator:
   Denominator for basic earnings per share-
     weighted-average shares outstanding                15,479            15,479               15,479            15,479
   Effect of dilutive securities:
     Employee stock options                                  -                 -                    -                 -
     Preferred stock                                         -                 -                    -                 -
                                                 -------------------------------        -------------------------------

Denominator for diluted earnings per
   share- adjusted weighted-average shares              15,479            15,479               15,479            15,479
                                                 ===============================        ===============================

Basic earnings per share                         $       (0.46)   $        (0.85)       $       (1.12)     $      (2.09)
                                                 ================================       ================================

Diluted earnings per share                       $       (0.46)   $        (0.85)       $       (1.12)     $      (2.09)
                                                 ================================       ================================

Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2000
                                   (Unaudited)



NOTE 6 - COMPREHENSIVE LOSS

Comprehensive loss for the three month and nine month periods ended September 30, 1999 and 2000 consisted of the following:

                                                   Three months ended Sept. 30,            Nine months ended Sept. 30,
                                                        1999             2000                  1999              2000
                                                 -------------------------------        -------------------------------

Net loss                                         $      (5,445)   $      (11,340)       $     (12,475)    $     (26,863)
Change in foreign currency translation
   adjustment                                            3,348            (3,154)              (3,478)           (8,123)
                                                 --------------------------------       --------------------------------
Comprehensive loss                               $      (2,097)   $      (14,494)       $     (15,953)    $     (34,986)
                                                 ================================       ================================



Accumulated other comprehensive loss consists of the following at December 31, 1999 and September 30, 2000:


                                                                       Sept. 30,
                                                        1999             2000
                                                 -------------------------------

Pension adjustment                               $         (11)   $          (11)
Foreign currency translation adjustment                 (5,249)          (13,372)
                                                 --------------------------------
Accumulated other comprehensive loss             $      (5,260)   $      (13,383)
                                                 ================================



NOTE 7 - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 in 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. Management does not believe that adopting SFAS No. 133 will have a significant impact on the results of operations of the Company. Based upon its initial analysis, management believes that the derivative instruments currently held by the Company (including the interest rate swap agreements, forward currency and currency option contracts, and forward commodity contracts) will be categorized as cash flow hedges and, accordingly, any unrealized gains or losses will be deferred and recorded as a component of other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the demand for the Company's products; the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.


OVERVIEW

       The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines; and silver-based amalgamable dental alloys. The Huntington Alloys Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubing, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Wiggin Alloys Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. For the nine months ended September 30, 2000, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 23.9%, 53.3% and 22.8%, respectively, of the Company's net sales of $514.2 million.

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

       Export sales represent a significant portion of the Company's business. During the nine months ended September 30, 2000, sales by domestic businesses of the Company to purchasers outside of the United States totaled 16.3% of the Company's total net sales.

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

       A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At September 30, 2000, the Company had open purchase contracts with a notional principal value of approximately $28.3 million. The fair value of the material covered by these contracts, based on the September 30, 2000 price quoted on the LME, was approximately $30.7 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

       The Company recently completed an analysis of the cost structure of its Huntington Alloys and Wiggin Alloys Divisions which both became a part of Special Metals as a result of the IAI Acquisition. As a result of this analysis, the Company has determined that there were differences between the Huntington Alloys, Wiggin Alloys and Premium Alloys Divisions, with respect to classification of certain costs. As such, it was determined that certain costs previously classified under selling, general and administrative expense in the acquired divisions should more appropriately be classified as cost of goods sold. For comparative purposes, the Company has revised the 1999 financial statements to conform to this presentation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.


                                                   Three months ended Sept. 30,             Nine months ended Sept. 30,
                                                        1999             2000                  1999              2000
                                                 -------------------------------        -------------------------------

Net sales                                              100.0%           100.0%                100.0%            100.0%
Costs of goods sold                                     97.6            103.1                  96.8             101.1
                                                 ----------------------------           -----------------------------
Gross profit (loss)                                      2.4             (3.1)                  3.2              (1.1)
Selling, general and
   administrative expenses                               5.0              4.0                   4.4               3.9
                                                 ------------------------------         -----------------------------
Operating income (loss)                                 (2.6)            (7.1)                 (1.2)             (5.0)
Interest expense                                         4.4              5.1                   3.9               4.5
Interest income                                          (.2)             (.2)                  (.3)              (.2)
Other income                                             (.2)             (.5)                  (.3)              (.6)
                                                 ------------------------------         ------------------------------
Income (loss) before income taxes                       (6.6)           (11.5)                 (4.5)             (8.7)
Income tax expense (benefit)                            (2.7)            (4.5)                 (1.7)             (3.5)
                                                 ------------------------------         ------------------------------
Net loss                                                (3.9)%           (7.0)%                (2.8)%            (5.2)%
                                                 ==============================         ===============================


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

NET SALES.

       Premium Alloys. Net sales increased $12.7 million, or 49.2%, from $25.7 million in the three months ended September 30, 1999 to $38.4 million in the three months ended September 30, 2000. This increase in sales is primarily attributable to increased sales volumes for high performance metals in the commercial aerospace market.

       Huntington Alloys. Net sales increased $11.5 million, or 14.6%, from $78.7 million in the three months ended September 30, 1999 to $90.2 million in the three months ended September 30, 2000. This increase in sales is primarily attributable to increased sales volumes for high performance metals in the power generation/pollution control and commercial aerospace markets, offset in part by reduced sales to the chemical processing market.

       Wiggin Alloys. Net sales decreased $1.3 million, or 3.7%, from $34.9 million in the three months ended September 30, 1999 to $33.6 million in the three months ended September 30, 2000. This decrease in sales is primarily attributable to the continued weakening of European currencies as compared to the U.S. dollar, weakening of the Euro as compared to the British pound sterling and increased pressure on prices.

COST OF GOODS SOLD.

       Premium Alloys. Cost of goods sold increased $15.4 million, or 67.9%, from $22.7 million in the three months ended September 30, 1999 to $38.1 million in the three months ended September 30, 2000. As a percentage of net sales, cost of goods sold increased from 88.1% in the three months ended September 30, 1999 to 99.1% in the three months ended September 30, 2000, primarily as a result of higher raw material costs, principally nickel.

       Huntington Alloys. Cost of goods sold increased $17.7 million, or 22.4%, from $79.0 million in the three months ended September 30, 1999 to $96.7 million in the three months ended September 30, 2000, primarily as a result of higher raw material costs, principally nickel. As a percentage of net sales, cost of goods sold increased from 100.5% in the three months ended September 30, 1999 to 107.3% in the three months ended September 30, 2000.

       Wiggin Alloys. Cost of goods sold decreased $1.9 million, or 5.7%, from $32.9 million in the three months ended September 30, 1999 to $31.0 million in the three months ended September 30, 2000. As a percentage of net sales, cost of goods sold decreased from 94.2% in the three months ended September 30, 1999 to 92.2% in the three months ended September 30, 2000, primarily as a result of reduced sales volumes and improved manufacturing efficiencies.

       Corporate. Cost of goods sold not allocated to an operating segment were $1.4 million in the three months ended September 30, 1999 and three months ended September 30, 2000. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.


GROSS PROFIT (LOSS).

       Premium Alloys. Gross profit (loss) decreased $2.7 million, or 88.3%, from $3.0 million in the three months ended September 30, 1999 to $0.3 million in the three months ended September 30, 2000.

       Huntington Alloys. Gross profit (loss) increased $(6.2) million from $(0.3) million in the three months ended September 30, 1999 to $(6.5) million in the three months ended September 30, 2000.

       Wiggin Alloys. Gross profit (loss) increased $0.6 million, or 29.7%, from $2.0 million in the three months ended September 30, 1999 to $2.6 million in the three months ended September 30, 2000.


SELLING, GENERAL AND ADMINISTRATIVE.

       Premium Alloys. Selling, general and administrative expenses increased $0.2 million from $2.1 million in the three months ended September 30, 1999 to $2.3 million in the three months ended September 30, 2000 as a result of a non-recurring charge associated with the retirement of the Company's former President and CEO, offset in part by reduced sales and marketing, professional services and research and development expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 8.3% in the three months ended September 30, 1999 to 5.9% in the three months ended September 30, 2000.

       Huntington Alloys. Selling, general and administrative expenses decreased $0.3 million, or 6.2%, from $4.1 million in the three months ended September 30, 1999 to $3.8 million in the three months ended September 30, 2000 as a result of reduced research and development expenditures, offset in part by increased sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 5.1% in the three months ended September 30, 1999 to 4.2% in the three months ended September 30, 2000.

       Wiggin Alloys. Selling, general and administrative expenses decreased $0.3 million, or 38.5%, from $0.8 million in the three months ended September 30, 1999 to $0.5 million in the three months ended September 30, 2000 as a result of reduced sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 2.2% in the three months ended September 30, 1999 to 1.4% in the three months ended September 30, 2000.

       Corporate. Selling, general and administrative expenses not allocated to an operating segment were zero in the three months ended September 30, 1999 and three months ended September 30, 2000.

OPERATING INCOME (LOSS).

       Premium Alloys. Operating income (loss) decreased $2.9 million from $0.9 million in the three months ended September 30, 1999 to $(2.0) million in the three months ended September 30, 2000. Operating income (loss) as a percentage of net sales decreased from 3.6% in the three months ended September 30, 1999 to (5.0)% in the three months ended September 30, 2000.

       Huntington Alloys. Operating income (loss) increased $(5.9) million from $(4.4) million in the three months ended September 30, 1999 to $(10.3) million in the three months ended September 30, 2000. Operating income (loss) as a percentage of net sales increased from (5.6)% in the three months ended September 30, 1999 to (11.5)% in the three months ended September 30, 2000.

       Wiggin Alloys. Operating income (loss) increased $0.9 million, or 71.9%, from $1.2 million in the three months ended September 30, 1999 to $2.1 million in the three months ended September 30, 2000. Operating income (loss) as a percentage of net sales increased from 3.5% in the three months ended September 30, 1999 to 6.4% in the three months ended September 30, 2000.


INTEREST EXPENSE.

       Interest expense increased $2.2 million, or 35.4%, from $6.1 million in the three months ended September 30, 1999 to $8.3 million in the three months ended September 30, 2000, primarily due to an increase in indebtedness and interest rates.


INCOME TAX EXPENSE (BENEFIT).

       Income tax benefit increased $(3.5) million from $(3.8) million in the three months ended September 30, 1999 to $(7.3) million in the three months ended September 30, 2000, primarily due to the decrease in operating income and the increase in interest expense.


NET LOSS.

       Net loss increased $(5.9) million from $(5.4) million in the three months ended September 30, 1999 to $(11.3) million in the three months ended September 30, 2000. Net loss as a percentage of net sales increased from (3.9)% in the three months ended September 30, 1999 to (7.0)% in the three months ended September 30, 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

NET SALES.

       Premium Alloys. Net sales increased $26.4 million, or 27.4%, from $96.3 million in the nine months ended September 30, 1999 to $122.7 million in the nine months ended September 30, 2000. This increase in sales is primarily attributable to increased sales volumes for high performance metals in the commercial aerospace market.

       Huntington Alloys. Net sales increased $42.0 million, or 18.1%, from $232.4 million in the nine months ended September 30, 1999 to $274.4 million in the nine months ended September 30, 2000. This increase in sales is primarily attributable to increased sales volumes for high performance metals in the power generation/pollution control and commercial aerospace markets, offset in part by reduced sales to the chemical processing market. In addition, sales for the nine month period ended September 30, 1999 included the effects of an 11-week strike at the Company's Huntington, West Virginia facility.

       Wiggin Alloys. Net sales decreased $4.1 million, or 3.4%, from $121.2 million in the nine months ended September 30, 1999 to $117.1 million in the nine months ended September 30, 2000. This decrease in sales is primarily attributable to reduced sales volumes for high performance metals, the continued weakening of European currencies as compared to the U.S. dollar, weakening of the Euro as compared to the British pound sterling and increased pressure on prices.


COST OF GOODS SOLD.

       Premium Alloys. Cost of goods sold increased $30.9 million, or 38.3%, from $80.8 million in the nine months ended September 30, 1999 to $111.7 million in the nine months ended September 30, 2000. As a percentage of net sales, cost of goods sold increased from 83.9% in the nine months ended September 30, 1999 to 91.0% in the nine months ended September 30, 2000, primarily as a result of higher raw material costs, principally nickel.

       Huntington Alloys. Cost of goods sold increased $60.1 million, or 25.4%, from $236.6 million in the nine months ended September 30, 1999 to $296.7 million in the nine months ended September 30, 2000, primarily as a result of higher raw material costs, principally nickel. As a percentage of net sales, cost of goods sold increased from 101.8% in the nine months ended September 30, 1999 to 108.1% in the nine months ended September 30, 2000.

       Wiggin Alloys. Cost of goods sold decreased $6.7 million, or 5.8%, from $114.1 million in the nine months ended September 30, 1999 to $107.4 million in the nine months ended September 30, 2000. As a percentage of net sales, cost of goods sold decreased from 94.2% in the nine months ended September 30, 1999 to 91.7% in the nine months ended September 30, 2000, primarily as a result of reduced sales volumes and improved manufacturing efficiencies.

       Corporate. Cost of goods sold not allocated to an operating segment increased $0.1 million from $4.1 million in the nine months ended September 30, 1999 to $4.2 million in the nine months ended September 30, 2000. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.


GROSS PROFIT (LOSS).

       Premium Alloys. Gross profit (loss) decreased $4.5 million, or 29.2%, from $15.5 million in the nine months ended September 30, 1999 to $11.0 million in the nine months ended September 30, 2000.

       Huntington Alloys. Gross profit (loss) increased $(18.1) million from $(4.2) million in the nine months ended September 30, 1999 to $(22.3) million in the nine months ended September 30, 2000.

       Wiggin Alloys. Gross profit (loss) increased $2.6 million, or 36.6%, from $7.1 million in the nine months ended September 30, 1999 to $9.7 million in the nine months ended September 30, 2000.


SELLING, GENERAL AND ADMINISTRATIVE.

       Premium Alloys. Selling, general and administrative expenses increased $0.6 million, or 9.6%, from $5.7 million in the nine months ended September 30, 1999 to $6.3 million in the nine months ended September 30, 2000 in part as a result of a non-recurring charge associated with the retirement of the Company's former President and CEO.

Selling, general and administrative expenses as a percentage of net sales decreased from 6.0% in the nine months ended September 30, 1999 to 5.1% in the nine months ended September 30, 2000.

       Huntington Alloys. Selling, general and administrative expenses decreased $0.4 million, or 3.1%, from $11.5 million in the nine months ended September 30, 1999 to $11.1 million in the nine months ended September 30, 2000 as a result of reduced sales and marketing and research and development expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 4.9% in the nine months ended September 30, 1999 to 4.0% in the nine months ended September 30, 2000.

       Wiggin Alloys. Selling, general and administrative expenses decreased $0.7 million, or 28.4%, from $2.5 million in the nine months ended September 30, 1999 to $1.8 million in the nine months ended September 30, 2000 as a result of reduced sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 2.0% in the nine months ended September 30, 1999 to 1.5% in the nine months ended September 30, 2000.

       Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $1.0 million from zero in the nine months ended September 30, 1999 to $1.0 million in the nine months ended September 30, 2000 as a result of consulting expenditures incurred.


OPERATING INCOME (LOSS).

       Premium Alloys. Operating income (loss) decreased $5.1 million, or 51.9%, from $9.8 million in the nine months ended September 30, 1999 to $4.7 million in the nine months ended September 30, 2000. Operating income (loss) as a percentage of net sales decreased from 10.2% in the nine months ended September 30, 1999 to 3.8% in the nine months ended September 30, 2000.

       Huntington Alloys. Operating income (loss) increased $(17.7) million, or 112.1%, from $(15.7) million in the nine months ended September 30, 1999 to $(33.4) million in the nine months ended September 30, 2000. Operating income
(loss) as a percentage of net sales increased from (6.8)% in the nine months ended September 30, 1999 to (12.2)% in the nine months ended September 30, 2000.

       Wiggin Alloys. Operating income (loss) increased $3.3 million, or 70.6%, from $4.6 million in the nine months ended September 30, 1999 to $7.9 million in the nine months ended September 30, 2000. Operating income (loss) as a percentage of net sales increased from 3.8% in the nine months ended September 30, 1999 to 6.8% in the nine months ended September 30, 2000.


INTEREST EXPENSE.

       Interest expense increased $5.5 million, or 31.4%, from $17.5 million in the nine months ended September 30, 1999 to $23.0 million in the nine months ended September 30, 2000, primarily due to an increase in indebtedness and interest rates.


INCOME TAX EXPENSE (BENEFIT).

       Income tax benefit increased $(10.1) million, or 130.7%, from $(7.7) million in the nine months ended September 30, 1999 to $(17.8) million in the nine months ended September 30, 2000, primarily due to the decrease in operating income and the increase in interest expense. The effective tax rate increased from 38.2% in the nine months ended September 30, 1999 to 39.9% in the nine months ended September 30, 2000.

NET LOSS.

       Net loss increased $(14.4) million from $(12.5) million in the nine months ended September 30, 1999 to $(26.9) million in the nine months ended September 30, 2000. Net loss as a percentage of net sales increased from (2.8)% in the nine months ended September 30, 1999 to (5.2)% in the nine months ended September 30, 2000.


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

       Net cash provided by (used in) operating activities was $14.6 million and $(38.3) million for the nine months ended September 30, 1999 and 2000, respectively. Net cash used in operating activities for the nine months ended September 30, 2000 increased primarily as the result of investment in working capital.

       Capital expenditures were $8.2 million and $5.5 million for the nine months ended September 30, 1999 and 2000, respectively.

       The Company's principal sources of funds are (i) funds generated from operations; (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (the "Credit Agreement"), which the Company entered into in connection with the IAI Acquisition; and (iii) borrowings under the Company's Subordinated Loan Agreement (the "Subordinated Loan Agreement") with Societe Industrielle de Materiaux Avances ("SIMA").

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

       The Tranche A Term Loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term Loan is scheduled to be repaid in quarterly installments through 2005 as follows (in thousands):

                                                   Tranche A        Tranche B
         Year                                      Term Loan        Term Loan          Total
         ----                               ---------------------------------------------------

         2000 (remainder of 2000)              $       6,250    $         250     $       6,500
         2001                                         27,500            1,000            28,500
         2002                                         36,250            1,000            37,250
         2003                                         28,956           12,625            41,581
         2004                                              -           47,500            47,500
         2005                                              -           34,669            34,669

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

       The Stock Purchase Agreement regarding the IAI Acquisition (the "Stock Purchase Agreement") sets forth a post-closing procedure for adjusting the purchase price. The Company is required to prepay amounts outstanding under the Credit Agreement in an amount equal to any adjustments to the purchase price received by the Company or credited to the Company, whether payable in cash or credited or offset against any obligations owed to Inco and the Sellers, less the expenses reasonably incurred by the Company in obtaining any adjustment to the purchase price. During 1999, the Company and the Sellers followed the post-closing procedure provided in the Stock Purchase Agreement for adjusting the purchase price. As a result of this process and pursuant to the terms of the Credit Agreement, on May 4, 2000 the Company prepaid $1,043,600 toward the Tranche A Term Loan and $956,400 toward the Tranche B Term Loan.

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

       The Third Amendment also prescribes a procedure to be followed in the event that the Company's actual consolidated EBITDA through the period ending March 31, 2001 is less than the amounts required by the revised minimum EBITDA financial tests. As of the end of each quarter during such period, if the Company's actual consolidated EBITDA for the prior twelve months is less than the minimum EBITDA levels required by the Third Amendment, any outstanding Subordinated Revolving Loans will be converted to Subordinated Term Loans in an amount equal to the difference between the Company's actual consolidated EBITDA and certain amounts set forth in the Third Amendment. If the amount to be converted exceeds the outstanding balance of Subordinated Revolving Loans, the Company shall borrow additional Subordinated Revolving Loans to the extent necessary to fund the amount to be converted, until SIMA's entire $30 million commitment to make Subordinated Revolving Loans has been funded. SIMA's obligation to make Subordinated Revolving Loans to the Company is backed by a $30 million letter of credit. In the event that the required amount is converted from Subordinated Revolving Loans to Subordinated Term Loans, the Company will be deemed to have satisfied the minimum EBITDA financial test for the twelve-month period, and the amount so converted shall be included for purposes of calculating whether the Company has satisfied the minimum EBITDA financial test for succeeding periods through the period ending March 31, 2001. Pursuant to this procedure, as of September 30, 2000, $27.6 million of Subordinated Revolving Loans were converted to Subordinated Term Loans.

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

       At September 30, 2000, the aggregate amount outstanding under the Revolving Credit Facility was $80.9 million. However, as a result of an outstanding letter of credit issued under the Revolving Credit Facility, for purposes of determining borrowing availability the balance outstanding under the Revolving Credit Facility is deemed to be $83.0 million. The amount outstanding under the Subordinated Revolving Credit Facility was $2.4 million at September 30, 2000. In addition, the aggregate amount outstanding under the Subordinated Term Loan was $52.9 million at September 30, 2000, due to the addition of accrued interest on the SIMA loans to the principal amount of the Subordinated Term Loan, the conversion of $27.6 million of Subordinated Revolving Loans to Subordinated Term Loans and additional advances from SIMA to pay dividends on the Company's Senior Preferred Stock.

       The Company's Series A Convertible Preferred Stock (the "Senior Preferred Stock") accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, commencing January 28, 1999 (each a "Dividend Payment Date"). The Company has the right to defer payment of accumulated dividends. The Company exercised the right to defer payment on each Dividend Payment Date from the issuance of the Senior Preferred Stock (October 28, 1998) through the January 28, 2000 Dividend Payment Date. For each of the April 28, July 28, and October 28, 2000 Dividend Payment Dates, the Company borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of Senior Preferred Stock with the proceeds of each loan. As of September 30, 2000, the total amount of dividends accrued and unpaid was $9.6 million. In the event that the Company defers payment of dividends for more than six quarterly dividend periods, the number of directors constituting the Company's Board of Directors will be increased by at least two members, and the holders of the Senior Preferred Stock will have the special right, voting separately as a single class, to elect two individuals to fill the newly created directorships.

       The Company does not expect the future costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement could result in expenditures in excess of amounts estimated to be required for such matters. See " -- Forward Looking Statements."

       The Company expects that cash and cash equivalents on hand, cash flow from operations and borrowing capacity under the Credit Agreement and Subordinated Loan Agreement will be adequate to meet its anticipated operating requirements, and planned capital expenditures over the next 12 months. See " -- Forward Looking Statements."

BACKLOG

       As of September 30, 2000, the Company's backlog orders aggregated approximately $252.7 million, compared to approximately $204.4 million at September 30, 1999. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at September 30, 2000 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

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

       The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material; however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. At September 30, 2000, a 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts which are settled in cash by approximately $60,000. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

       A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. At September 30, 2000, an overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $1,210,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

       At September 30, 2000, the Company had approximately $332.0 million of variable rate long-term debt. The Company has entered into interest swap agreements to manage a portion of its exposure to interest rate changes. At September 30, 2000, the Company had outstanding interest rate swap agreements with a notional value of approximately $124.0 million, maturing in September 2003, which effectively fix the interest rates on the underlying debt at a weighted average 5.86% plus the applicable margins based on the Company's leverage ratio. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. At September 30, 2000, a 1% fluctuation in interest rates would change future interest expense on the $208.0 million of debt that is not covered by the swap agreements by approximately $2.1 million.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION

(a) PRESS RELEASES

The Company issued a press release dated November 9, 2000 disclosing certain information, including certain results of operations for the fiscal quarter ended September 30, 2000.

The Company issued a press release dated October 19, 2000 announcing the departure of Donald C. Darling, from his positions as Vice President, Administration and Chief Financial Officer and as a member of the Company's Board of Directors. The Company also announced that, Paul A. Totaro, who currently serves as Controller and Treasurer of the Company, has been named as acting Chief Financial Officer on an interim basis.

The Company issued a press release dated September 12, 2000 announcing a price increase ranging from five to eight percent for all nickel-alloy products, effective with orders placed as of October 1, 2000.

The Company issued a press release dated August 25, 2000 announcing the retirement of Robert D. Halverstadt from his position as Chairman of the Company's Board of Directors effective October 1, 2000. The Company also announced that Philippe Choppin de Janvry, the current Chairman and Chief Executive Officer of Eramet International, a subsidiary of Eramet, will succeed Mr. Halverstadt.

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


(b) FORWARD-LOOKING STATEMENTS

Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the demand for the Company's products; the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1     Agreement for Executive Services with Philippe Choppin de Janvry.
27.1     Financial Data Schedule for the nine months ended September 30, 2000.
27.2     Restated Financial Data Schedule for the nine months ended September 30, 1999.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated October 19, 2000 announcing the departure of Donald C. Darling, from his positions as Vice President, Administration and Chief Financial Officer and as a member of the Company's Board of Directors. This Form 8-K also reported that Paul A. Totaro has been named as acting Chief Financial Officer on an interim basis.

The Company filed a Current Report on Form 8-K dated August 25, 2000 announcing the retirement of Robert D. Halverstadt from his position as Chairman of the Company's Board of Directors effective October 1, 2000. This Form 8-K also reported that Philippe Choppin de Janvry has been named to succeed Mr. Halverstadt.

The Company filed a Current Report on Form 8-K dated July 20, 2000 announcing the retirement of Dr. Donald R. Muzyka, from his position as President and Chief Executive Officer and as a member of the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SPECIAL METALS CORPORATION

Date:    November 14, 2000                By: /s/ T. Grant John
                                              -----------------------------
                                          T. Grant John
                                          President
                                          (Principal Executive Officer)


Date:    November 14, 2000                By:  /s/ Paul A. Totaro
                                              -----------------------------
                                          Paul A. Totaro
                                          Controller, Treasurer and
                                          Acting Chief Financial Officer
                                          (Principal Accounting Officer)