Form 10-K405
period 2000-12-31
SPECIAL METALS CORP
filed 2001-04-02
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(mark one)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                          Commission file No. 000-22029
                                ----------------

                           SPECIAL METALS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           25-1445468
- -------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                           4317 Middle Settlement Road
                             New Hartford, NY 13413
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 798-2900
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

At March 1, 2001, the aggregate market value of the publicly traded voting stock held by non-affiliates of the Registrant was $8,976,947 based upon the closing price of the Registrant's common stock on that date as reported by the Nasdaq National Market. At March 1, 2001, the Registrant had 15,479,000 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                           Special Metals Corporation
                                    Form 10-K
                                Table Of Contents


Item                                                                                                              Page

                                     Part I
1      Business                                                                                                     1
2      Description of Property                                                                                     15
3      Legal Proceedings                                                                                           15
4      Submission of Matters to a Vote of Security Holders                                                         19

                                     Part II

5      Market for the Registrant's Common Equity and Related Stockholder Matters                                   20
6      Selected Financial Data                                                                                     21
7      Management's Discussion and Analysis of Financial Condition and Results of Operations                       22
7A     Quantitative and Qualitative Disclosures About Market Risk                                                  32
8        Financial Statements and Supplementary Data                                                               34
9      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure                        67

                                    Part III

10     Directors and Executive Officers of the Registrant                                                          68
11     Executive Compensation                                                                                      68
12     Security Ownership of Certain Beneficial Owners and Management                                              68
13     Certain Relationships and Related Transactions                                                              68

                                     Part IV

14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                            69
       Signatures                                                                                                  74

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Special Metals Corporation (herein referred to as the "Company" or "Special Metals"), a corporation incorporated under the laws of the State of Delaware in 1983, is the world's largest and most diversified producer of high-performance nickel-based alloys and superalloys. These highly engineered materials are produced to exacting customer specifications for technically demanding applications and are designed to withstand environmental extremes of heat and stress, and corrosion-resistance. Special Metals offers a number of alloy materials in a broad range of product forms, including sheet, strip, foil, plate, tubing, billet, bar, rod, extruded shapes, rod-in-coil, wire and welding consumables. The Company serves a diverse group of worldwide end-user markets, including aerospace, land-based gas turbine power generation, environmental control, marine engineering, fossil-fuel power generation, thermal processing, electronics, chemical and petrochemical processing, petroleum refining and exploration, automotive and consumer products.

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

         Emphasize market-driven, higher value-added businesses. The largest end-market served by the Company is the aerospace market. The Company intends to strengthen its existing position and establish new leading competitive positions in the aerospace market and diversify into new growth markets by leveraging its manufacturing capabilities and expertise in high-performance materials. In carrying out this objective, the Company's divisions seek to enhance their customer focus and relationships in order to provide higher value-added products and technical support which is aligned with customer requirements.

         Continue long-term capital improvement initiatives. The Company systematically invests in capital improvement initiatives directed towards market-driven requirements, customer service, productivity improvements, cost-reduction programs, new information technology, replacement projects, and environmental compliance. These investments build long-term value by increasing production capacity and operating efficiency and positioning the Company to maintain its technological leadership. The Company anticipates that total capital expenditures will approximate $23 million during 2001.

         Develop New Products and Enter New Markets. The Company believes that its expertise in the manufacture of high-performance nickel-based alloys and superalloys affords it the ability to design new products and applications and to enter new growth markets. The Company actively pursues internal development programs which build on existing core competencies and may be applied to new market segments. Approximately 85% of the Company's current nickel alloy and superalloy production is comprised of alloys developed by the Company. The Company engages in research and development activities directed towards strengthening core capabilities in products and processes.

         Continue Performance Improvements and Cost Reductions. The Company has realized significant productivity improvements in recent years and is committed to continued improvements in its operations and internal cost structure. Various initiatives have been undertaken by the Company to reduce production and operating costs, shorten manufacturing cycle times, improve quality and realize economies of scale. Organizational teams employ statistical measurement tools to increase utilization rates, optimize existing processes and reduce inventory requirements, process variability, and operating expenses. The Company's strategy is to integrate its manufacturing plants, both vertically and, where appropriate horizontally, to develop competitive advantage. Intermediate products produced in one Company facility are frequently distributed between plants for downstream production. This integration provides the Company with cost efficient and flexible manufacturing operations that permit the Company to allocate capital more efficiently. The Company also exploits commercial synergies between operations, such as the purchase of raw materials used in production. There can be no assurance that the Company will be able to realize or perform, within a particular time frame, the cost reductions, cash flow increases or other synergies expected to result from acquisitions or other transactions. In addition, the Company may not be able to generate additional revenue to offset any unanticipated inability to realize such expected synergies. See "- Forward Looking Statements."

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

OPERATING SEGMENTS

         The Company's strategic business units have been aggregated into three reportable operating segments. These segments are: (i) the Premium Alloys Division; (ii) the Huntington Alloys Division; and (iii) the Wiggin Alloys Division. In 2000, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 24.2%, 53.6%, and 22.2%, respectively, of the Company's net sales of $695.8 million. Certain business segment information, including revenues for external customers, operating income or loss, and total assets, for each of the three years in the period ended December 31, 2000, is set forth in Note 16 to the Consolidated Financial Statements contained elsewhere in this report. Such Note 16 also sets forth the amount of revenues attributed to external customers, and the amount of long-lived assets, located in the United States and foreign countries for each of the last three fiscal years.

         PREMIUM ALLOYS DIVISION

         The Premium Alloys Division is primarily engaged in the manufacture, fabrication and distribution of wrought superalloy, superalloy powder, special alloys, and shape memory alloy products. The principal manufacturing facilities of the Premium Alloys Division are located in New Hartford, New York and Princeton, Kentucky.

         New Hartford, New York. This facility produces a broad range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms. These products are engineered to meet the high performance requirements and stress applications of aircraft engine critical rotating components and land-based steam and gas turbine generators. Principal manufacturing operations conducted at this facility include melting, remelting, forging, bar rolling, and billet and bar cold finishing.

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


         HUNTINGTON ALLOYS DIVISION

         The Huntington Alloys Division is primarily engaged in the manufacture, fabrication and distribution of nickel-based alloys in a range of product forms, including, billet, bar, rod, sheet, strip, plate, tubulars and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire. The primary manufacturing facilities of the Huntington Alloys Division are located in Huntington, West Virginia; Burnaugh, Kentucky; and Elkhart, Indiana. The division also operates three specialty products subsidiaries.

          The Huntington, West Virginia facility is the largest of its type in the world devoted exclusively to the development, production, marketing and sales of nickel-based alloys. Operations of the Company's Huntington, West Virginia integrated production facility include the melting, remelting, forging, hot rolling and finishing of rod, sheet/strip, plate, and tubular products. The Huntington facility serves as the principal production, management and marketing headquarters for the Huntington Alloys Division's activities. Production in Huntington is supported by melting, remelting, extrusion, large diameter tube reduction, and powder manufacture in Burnaugh, Kentucky and by cold strip finishing in Elkhart, Indiana. In addition, the Division's operations include the following ancillary businesses and operations, which specialize in unique product lines complementing the core business:

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


         WIGGIN ALLOYS DIVISION

         The Wiggin Alloys Division is primarily engaged in the manufacture and distribution of nickel-based alloys including billet, bar, rod, extruded section, narrow strip, rod-in-coil, wire, foil, sheet and tubular product forms. Wide sheet and plate products are provided for distribution in Europe through the Company's Huntington Alloys Division. The primary manufacturing facility of the Wiggin Alloys Division is located in Hereford, England. A European company affiliated with this division produces electrical resistance alloy wire and ribbon products.

         Operations of the Company's Hereford, England integrated production facility include the melting, remelting, forging, extrusion, hot rolling and finishing of billet, bar, rod, extruded section, narrow strip, rod-in-coil, wire, foil, sheet and tubular products. In addition to these manufacturing operations, the Hereford site is the management center for marketing and sales to Europe, the Middle East, Africa, and India. This organization also supports a network of distribution facilities in strategic locations throughout Europe.

The Wiggin Alloys Division also includes the following companies:

         Rescal, S.A., Epone, France. Rescal is a major international supplier of electrical resistance alloy wire and ribbon products for use primarily in domestic appliances and heating furnaces. Rescal also specializes in the design and production of high temperature electric annealing furnaces and industrial furnace components.

         Welding Products Company, Stratford-on-Avon, United Kingdom. The facility performs service center operations for the sale and distribution of welding consumables in England, continental western Europe, Africa, India and the Middle East. The company's distribution effort is coordinated by the Welding Products Company in North America.

         Special Metals Services. This network of Company-owned service centers support the marketing and distribution of nickel-based alloy, welding, electrical resistance alloy, titanium, and cobalt-based hard facing alloy products throughout Europe. The Company operates service/distribution centers in Chassier (Lyon), France and Milan, Italy.

PRODUCTS

         Special Metals produces a comprehensive range of high-quality alloy products which enables it to be a significant supplier to most end-market industries from consumer products to aerospace. A substantial portion of the Company's products are used where corrosion-resistance and/or strength at high temperatures is required. Others are specified for physical properties such as electrical resistance, controlled thermal expansion or magnetic characteristics.

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

         The Company's fully integrated manufacturing facilities and broad range of metallurgical skills allow it to effectively serve its customers and lead the development of new metal technologies. The Company's alloys are classified into distinct families recognized worldwide by the trademarked designations listed below:


         FAMILY                     ALLOY TYPE (PRIMARY ELEMENTS)
         ------                     ----------------------------

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

         The principal nickel and superalloy product forms produced by the Company include:

         -        Long Products (Ingot, Billet, Bar, and Cold Drawn Bar)
         -        Flat Products (Plate, Sheet, and Strip)
         -        Pipe, Tubulars, and Extruded Shapes
         -        Wire and Wire Rod
         -        Welding Products
         -        Niche and Other Products

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

The Company's billet-products include rounds or squares ranging from 5 to 18 inches in diameter, in lengths up to thirty feet. End market applications of billet products include forged turbine aircraft engine disks, ring components, spacers, shafts and casings. The billet may be processed further into bar by rolling it to a smaller cross section. The rolling process entails heating the billet to a precisely controlled temperature and reducing its diameter by passing it between shaped rolls. The Company produces bar products in rounds, squares and rectangles ranging from 0.375 to 5 inches in diameter, in common lengths from 20 to 30 feet. Bar products are sold primarily to machine shops, forgers and distributors. Cold drawn bar products are available in diameters less than 4 inches and include cold drawing in the final fabrication process.

         Flat Products

         The Company manufactures an extended range of flat products which provide high-strength, consistent formability, weldability and corrosion-resistance. Flat products are produced from slabs melted in the Company's Huntington and Burnaugh facilities and hot-rolled on a primary hot sheet/strip facility in Huntington. The Company's Hereford facility also produces flat products utilizing both extrusion billet and via conventional forging and hot or cold rolling procedures. The Company produces plate products in gauges ranging from 0.187 to 4 inches. Sheet and strip products are produced from slabs which are rolled on a hot reversing mill to form hot bands and subsequently cold-worked into the final product. Sheet products are produced in gauges ranging from 0.020 to 0.250 inches and with maximum width of 48 inches. Strip products are produced in gauges ranging from 0.008 to 0.250 inches and with maximum width of 36 inches. Customers use these materials to fabricate a variety of products including reaction vessels, heat exchangers and transfer piping for industrial applications.

         Pipe, Tubulars, and Extruded Shapes

         The Company produces a full range of extruded and cold-worked seamless pipe and tubular products used in corrosive and high temperature service environments. The Company's products are utilized in the critical piping systems of domestic and international fossil fuel and commercial power facilities, equipment for petroleum and sour-gas exploration/development, heat-exchanger tubing and thermocouple sheathing. The Company hot extrudes and subsequently cold-works pipe to sizes ranging from 0.5 to 10 inches in diameter. Wall thicknesses are contingent upon product or application requirements and may range from 0.03 to 2 inches. Pipe and tubular products are produced in lengths up to 40 feet. Extruded shapes may include a broad range of sectional shapes and dimensions and are commonly produced in lengths up to 20 feet.

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

         Both A-1 Wire Tech and the Hereford, England wire mills manufacture products for cold heading, spring wire, weaving wire and other industrial applications. The products are produced as coil, shaped wire or as straightened and cut bar. Finishes include cold drawn, electropolish quality or centerless ground. Rescal produces fine wire and ribbon from electrical resistance alloys for markets in Europe, Asia and the Pacific Rim. In addition, Rescal also produces electric annealing furnaces and components for industrial furnaces.

         The Company also manufactures wire rod products in its Huntington and Hereford facilities. Wire rod products are supplied to customers for further fabrication or for further cold working to smaller diameters.

         Welding Products

         The Company produces approximately 50 distinct welding electrodes, bare filler wires and flux products. The Company's aggregation of welding products supports the sale of primary mill products, which require welding, and markets high-value added welding products. The Company manufactures numerous types of filler metals, flux-coated electrodes, flux-cored wires, and fluxes, which may be used to join the high-performance nickel-based alloys it produces. Additional welding product applications include: i) welding or repair-welding cast irons,
ii) welding dissimilar metal combinations, iii) welding copper-nickel alloys, and iv) overlaying corrosion-resisting layers on steels using welding techniques. Flux coated electrodes (for shielded-metal-arc welding), flux-cored wires (for flux-cored arc welding) and fluxes are produced in the Company's Newton, North Carolina facility. Bare filler wires (for gas-tungsten-arc, gas-metal-arc and submerged arc welding) are manufactured in both the Company's Newton, North Carolina and Hereford, England facilities. Other product offerings include thermal spray wire, flux-core wire and weld strip which are produced in a variety of alloy and chemical compositions.

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

         Shape Memory Alloys (Nitinol). Nitinol is a family of specialty nickel/titanium alloys which exhibit unique shape memory and super-elastic characteristics. This class of materials may be formed into a product, bent or twisted into a different shape, and then easily returned to their original shape. Principal applications include a variety of medical grade devices, orthodontic wire, eyeglass frames, temperature control devices, clamping devices and cellular telephone antennas.

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

MARKETS

         The Company markets and distributes its products to various defined industrial end-markets which include the following:

         Aerospace                               Marine
         Chemical                                Thermal Processing
         Power / Pollution Control               Automotive
         Oil / Petrochemical                     Electrical / Heating Elements
         Electronics                             Welding

The key product requirements of each industrial market are as follows:

         Aerospace - The aerospace market utilizes high-performance nickel-based superalloys for service in both the static and rotating components of turbine aircraft engines. Jet engines may produce in excess of 100,000 pounds of thrust and may subject parts to temperatures reaching 2,100(degree) Fahrenheit. Demand for the Company's products, which includes ingot, billet, rod, bar, plate, extruded shapes, sheet and wire products is driven by the production of new commercial and military aircraft, new and replacement aircraft engines, and the maintenance requirements of commercial and military aircraft operators. Aerospace applications include turbine disks, casings, blades, vanes, ring components, ducting, thermal protection and fasteners. The aerospace market is the single largest market for the Company's products, aggregating approximately 31% of the Company's total net revenues in 2000.

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

         Power/Pollution Control - Demand for the Company's ingot, plate, sheet and welding products is driven by the construction of land-based gas turbine cogeneration facilities, industrial and municipal hazardous waste management systems and by government legislated and self-imposed programs aimed at significantly reducing the level of sulfur dioxide emissions from fossil-fuel powered electric generating facilities.

         Oil/Petrochemical - The oil and petrochemical industry utilizes nickel-based billet, bar, plate and tubular products for projects such as downhole tubulars and tools for oil and gas extraction/refining, transfer piping and process furnaces used in hydrocarbon cracking, and sour-gas exploration/development. Demand for the Company's products is driven by the global demand and price of natural gas, development of sour-gas fields and petrochemical processing.

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



         Automotive - The requirement for cleaner burning, extended warranty, fuel efficient engines has created global opportunities for nickel-based alloys in automobile exhaust valves, exhaust system bellows, oxygen sensors, catalytic converters, and high-temperature fasteners. The primary product forms supplied to the automotive end-market include rod and strip.

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

          The Company's global sales and marketing organization identifies potential markets and growth opportunities for its products and determines effective strategies to service those markets and to establish and sustain a position as a preferred supplier. The critical elements of this strategy include:

         - Maintaining an appropriate presence in emerging market countries
         -        Participating in appropriate route-to-market development
         - Developing partnerships with leading industry customers and suppliers

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

         The Company maintains a global presence in all major geographic regions through the following types of outlets:

         -         Direct Sales Representatives
         - Wholly or jointly owned sales and distribution operations such as Special Metals Services in Europe, Special Metals Services (Pacific) Pte. Ltd. in the Pacific Rim and Daido-Special Metals, Ltd. in Japan
         -         Distributors and Agents
         - Value-added business units of the Company such as A-1 Wire Tech, Rescal, and the Welding Products Company

         The Company distributes alloy products principally through its own direct sales organization to markets in North America, Europe, portions of Central and South America, and the Middle East.

         The Company maintains a strong presence in the continental United States through field sales personnel located in four geographic regions, each of which is administered by a regional sales manager. Regional focus has allowed the Company to achieve operating efficiencies between its manufacturing, distribution, and marketing operations. Field sales personnel utilize computerized information systems which enable them to coordinate efforts with the manufacturing facilities and order entry personnel. The principal sales efforts of the Company in Canada are managed directly through Huntington Alloys Canada Ltd. located in Toronto, Ontario.

         The Company's direct sales efforts in Europe are coordinated through its principal marketing and sales offices headquartered in Hereford, England and field sales offices located in Dusseldorf, Germany; Chassier (Lyon), France; Rotterdam, Netherlands; and Milan, Italy. The coverage of this organization also includes emerging Eastern European nations and the Commonwealth of Independent States.

         The Company operates a sales office in Bangalore, India which services the Indian sub-continent with wrought nickel-based alloy products manufactured by Company facilities in the United States and United Kingdom.

         In addition to these direct sales organizations, the Company operates a Singapore-based trading company, Special Metals Services (Pacific) Pte. Ltd., which also has an office in Hong Kong. This organization serves the Pacific Rim with products of the Company and trades in other complementary metal products.

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

         The sale of Special Metals products through independent distributors complements the direct sales efforts of the Company. The Company's distribution network has evolved over a period of years and is being continuously revised to ensure the most efficient structure for timely response to customer requirements. The Company continually seeks to refine its distribution base by:
i) offering effective market and product support to existing distributors; ii) selectively expanding wholly-owned Company distribution center locations; and
iii) increasing the number of customer supply partnerships with distributors in the United States and Europe.

         The Company's other businesses, which include the Welding Products Company, A-1 Wire Tech, Rescal, powder products and shape memory alloy products have developed their own distribution channels to suit their specific business requirements.

PRICING

         Pricing of nickel-based alloys can be volatile and is influenced by key raw materials, such as nickel and cobalt. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts and long-term firm price or indexed price contracts. Firm price contracts will continue to be a significant part of the superalloy industry because the end-users of superalloy products, primarily jet engine manufacturers, require the ability to quote firm prices on products deliverable in the future. The Company will continue to attempt to minimize raw material price risks in connection with firm price contracts by hedging prices of certain raw materials, purchasing raw materials under fixed price arrangements and entering into scrap purchase arrangements with customers.




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


CYCLICALITY OF AEROSPACE INDUSTRY

         The aerospace industry is one of the largest end-user markets of the Company's products and has historically been characterized by severe cyclicality which has had a significant impact on the sales and profitability of superalloy producers, including Special Metals. The worldwide market for commercial aircraft is predominantly driven by long-term trends in airline passenger traffic. Principal factors underlying long-term traffic growth include sustained economic growth, both in developed and emerging countries, and political stability. In individual global market forecasts for the period between 2000 and 2019 prepared by the Boeing Company ("Boeing") and Airbus Industrie S.A. ("Airbus"), both companies project a worldwide airline passenger growth rate of approximately 4.8% per annum during the forecast period. Both studies also projected that worldwide airline passenger traffic will double in 15 years and nearly triple in 20 years. In addition, worldwide cargo traffic and regional airline traffic is projected to grow at average annual rates of 6.4% and 8.0% respectively during the forecast period.

         In addition to worldwide airline passenger traffic, demand for commercial aircraft is further influenced by airline profitability, world trade policies, bilateral government relations, environmental constraints imposed upon aircraft operators and changes in technology.

         In 1995, the commercial aircraft industry began recovering from the recession of the early 1990's. Deliveries of large commercial aircraft increased by 46% from 1995 to 1997 and 1% from 1998 to 2000. Boeing's average monthly delivery rates approximated 47, 52, and 41 aircraft in 1998, 1999, and 2000, respectively. Airbus' average monthly delivery rates approximated 19, 25, and 26 aircraft in 1998, 1999, and 2000, respectively. Boeing projects that 2001 average monthly delivery rates will approximate 45 aircraft, while Airbus projects average monthly delivery rates of 31 aircraft.

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

         In the future, the Company may face increased competition from companies that currently have the required manufacturing equipment, but lack sufficient technological or financial resources. Demanding end-user specifications, a multi-stage manufacturing process and the technical, marketing and manufacturing expertise required to develop new applications combine to create significant barriers to entry. Factors which affect the Company's competitive posture include the quality of its products, marketing strategies, service and delivery capabilities, pricing, and engineering/production expertise. Although the Company believes that it exhibits strength in these areas and is well positioned to compete in the markets in which it operates, the competitive nature of the industry has had, and in the future could have, a material adverse effect on the business, financial condition, results of operations or prospects of the Company.


RESEARCH & DEVELOPMENT

         Special Metals is an industry leader in research and technology development. The Company's research and development efforts are closely aligned with its key business objectives - reducing the cost of producing its core business products, developing and improving proprietary alloys and metallurgical processes, and applying its technology to the manufacture of specialty alloys and materials for new market sectors. The Company's applied research, technical, development and metallurgical production efforts are staffed by approximately 75 individuals with engineering and science degrees. The Company conducts research and development activities at its New Hartford, Princeton and Huntington facilities. In addition to complete metal analysis and testing capabilities to support the Company's production and testing of nickel alloys, the New Hartford and Huntington facilities have dedicated research laboratories for physical and mechanical metallurgical analyses and process laboratories for pilot scale processing of new alloys. The research and development staffs are in close collaboration with the

Company's production staffs and sales and marketing forces to facilitate the identification and development of new products as well as to improve existing products and processes.

         The Company is presently an active participant in several industrial consortia, including the U.S. Department of Energy sponsored Specialty Metals Processing Consortium ("SMPC"). The SMPC includes other U.S. superalloy producers and the EU THERMIE program, which includes members from the European metal alloy producers and power industry equipment designer, fabricator, and utility companies. The SMPC's purpose is to pursue melting and solidification technology and to better understand the very complex nature of alloy melting and solidification. SMPC's research is conducted at the Sandia National Laboratory and also includes industrial experiments conducted at the member companies. Funding for the consortium is generated through membership fees, matching support from the U.S. Department of Energy and other sources. The THERMIE program involves the development and qualification of critical component materials, including nickel alloys, which can withstand the high operating temperatures of combustion and steam handling applications and designing an advanced 700(degree)C steam, pulverized fuel (PF) power plant with at least 10% higher operating efficiency than present coal fired power plant systems. The THERMIE program is funded by members of the European Union.


         The Company is a world leader in the development, invention, and production of high-performance nickel-based alloys. Research programs undertaken in laboratories in the New Hartford and Huntington facilities are aimed at creating new proprietary, value-added products, evaluating alloy performance in simulated process environments, improving the technology of Company-owned manufacturing facilities, and supporting the daily quality assurance systems and procedures which are an integral part of all production activities. Approximately 85% of all alloys sold by the Company were invented in its laboratories.

         Non-aerospace special alloys under development include products in the Company's shape memory alloys product line. These products, as with Nitinol, utilize precise chemistries and thermomechanical processing and are being designed for use in medical, industrial and consumer product applications. The Company spent approximately $2.9 million, $4.4 million and $4.0 million during 1998, 1999, and 2000, respectively, for research and development activities.

         The Company has also developed research and development initiatives with a number of customers in several industries and with several major universities in North America, Europe and Asia.

          The Company owns 70 issued United States patents (with approximately 200 foreign equivalent patents) which protect its proprietary technology and processes, many of which are also filed under the patent laws of other nations. Although these patents, as well as the Company's numerous trademarks, technical information license agreements, and other intellectual property, have been and are expected to be of value, management believes that the loss or termination of any single such item or technically related group would not materially affect the conduct of the Company's overall business.


CUSTOMER CONCENTRATION

         There are a small number of large consumers of high-performance nickel-based alloys in the world, and Special Metals believes it enjoys good relations with them. A substantial portion of the Company's business is conducted with a relatively small number of large customers. In 1998, Wyman Gordon Forgings, Inc. accounted for approximately 16% of the Company's net sales. No other customers, in any year, represented over 10% of the Company's net sales. The Company's top ten customers accounted for approximately 50%, 31% and 35% of the Company's net sales in 1998, 1999 and 2000, respectively.

EMPLOYEES

         As of December 31, 2000, the Company had approximately 3,323 employees, approximately 60% of whom are represented by labor unions. The Company has entered into collective bargaining agreements with these union employees as follows:

                                            Number of
                                        Employees Covered
                                          By Bargaining
Location                                   Agreements                  Effective Date            Expiration Date
New Hartford, New York:
     Production                                 327                    September 1997            August 2003
     Support Technicians                         21                    April 1999                April 2002
Princeton, Kentucky                              60                    August 2000               August 2003
Dunkirk, New York                                48                    August 1999               August 2002
Huntington, West Virginia                       738                    February 1999             February 2002
Burnaugh, Kentucky                              156                    April 1999                March 2002
Hereford, England:
     Production                                 472                    November 2000             November 2001
     Craft                                      107                    November 2000             November 2001
     Staff (Junior)                              18                    November 2000             November 2001
     Staff (Senior)                              43                    January 2001              January 2002

         The Company believes it has good relations with its employees, but there can be no assurances that the Company will not experience a strike or other work stoppage or that acceptable collective bargaining agreements can be negotiated when the existing collective bargaining agreements expire.

ITEM 2.    DESCRIPTION OF PROPERTY

         The following table sets forth certain information with respect to the Company's principal operating facilities. The Company believes that its operating facilities are well maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs.


Facility                    Approximate            Nature of
Location                Size (Square Feet)         Occupancy           Product/Function
Huntington, WV               1,755,000               Owned             Melting & Finishing Plant
                                                                       Research & Development
Hereford, UK                 1,102,000               Owned             Melting & Finishing Plant
Burnaugh, KY                   400,000               Owned             Melting & Finishing Plant
New Hartford, NY               358,000               Leased            Melting & Finishing Plant
                                                                       Research & Development
                                                                       Corporate Headquarters
Elkhart, IN                    160,000               Owned             Cold Strip Finishing and Conversion
Epone, FR                      150,000               Leased            Wire Products
Rockford, IL                   115,000               Leased            Wire Products
Newton, NC                     100,000               Owned             Welding Products
Dunkirk, NY                     98,000               Leased            Forging Plant
Princeton, KY                   70,000               Leased            Powder Products
                                                                       Research & Development


         The facilities in New Hartford, Dunkirk and Princeton are leased from government agencies under arrangements in which the Company pays rent in lieu of taxes and has options to purchase such facilities at a nominal purchase price. These arrangements for the New Hartford, Dunkirk and Princeton facilities expire in 2007, 2001, and 2005, respectively. The Princeton facility lease is subject to extensions by the Company for an additional 10 years beyond the current term.


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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At December 31, 2000, the Company had total reserves of approximately $9.6 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2001 capital budget provides $1.8 million for environmental protection and compliance matters. The Company incurred annual capital expenditures for environmental matters of $1.4 million during 1998, $3.5 million during 1999 and $1.5 million during 2000. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

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

         Jurisdiction over all asbestos cases pending in the State of West Virginia has been transferred to the Mass Litigation Panel, a panel set up by the West Virginia Supreme Court of Appeals to streamline the processes and procedures for resolving asbestos cases. The presiding judge of the Mass Litigation Panel has set a group of 20 plaintiffs for trial in September 2001. The Company does not believe that any of the plaintiffs set for trial in September 2001 have claims against the Company. The Mass Litigation Panel has scheduled additional trials to be held in November 2001 and January 2002. The plaintiffs whose claims will be included in the November 2001 and January 2002 trial groups have not yet been identified.

         The Company is not able to reasonably estimate what the ultimate loss, if any, will be with respect to these matters. However, the damages sought by plaintiffs in these actions, if Huntington were required to pay them, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

         Manganese Exposure Actions. Huntington is a defendant in five actions and the Company is a defendant in one action seeking damages for alleged health problems resulting from exposure to manganese in welding products.

The cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

         Ludlow Landfill. The Company has been identified as a potentially responsible party ("PRP") under CERCLA at the Ludlow Landfill in Clayville, New York, due to the Company's alleged generation of certain industrial wastes, including wastes contaminated by polychlorinated biphenyls ("PCBs"), which were disposed at the landfill (the "Ludlow Site"). CERCLA imposes strict, joint and several liability upon, inter alia, generators of wastes disposed at a contaminated site, for investigation and remedial costs.

         The Company assumed responsibility for remediation of the Ludlow Site and has completed remediation except for that of an adjoining property known as the "North Gravel Pit." The discovery of PCB contamination in the North Gravel Pit has required further investigation and remediation. The Company's engineers have submitted to the New York State Department of Environmental Conservation (the "DEC") a report detailing their investigation pursuant to the work plan and recommending a remedial alternative. The Company has established a reserve based on the recommended remedial alternative. The Company has received comments objecting to the recommended remedial alternative. In light of such comments, the Company has proposed a second recommended remedial alternative. The cost of the second remedial alternative is essentially the same as that for which the reserve was established.

         The Company is also responsible for post-closure operations and maintenance at the remainder of the Ludlow Site, including groundwater monitoring, through 2027. These operations and maintenance costs are estimated at approximately $70,000 per year. In addition, the Company may be required to conduct certain post-closure activities.

         The Company and the DEC disagree concerning the DEC's outstanding natural resources damage claim. The DEC has requested additional annual biota sampling for a period in excess of the post-closure operations and maintenance period, to be incorporated in a revised post-closure operations and maintenance plan. The Company has disputed this request. In July of 1999, the DEC decided not to pursue further at that time its request for the Company to undertake biota sampling. The DEC retains the right to sample biota. The DEC may renew its request for the inclusion of biota sampling in the post-closure operations and maintenance plan.

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

         The Huntington report was never issued in final form. No action has been taken by the inspecting agency since January 1996 in the case of Huntington. Burnaugh has been listed as one of over 1,700 high priority facilities. The Kentucky Division of Waste Management has revised the RCRA Facility Assessment report for Burnaugh and considers it to be a finalized document. A Voluntary Investigation Workplan submitted by the Company has been approved by the Department. If an investigation is ultimately required in Huntington, and when such is undertaken in Burnaugh, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

         Huntington West Pickle House. The Company expects that the Huntington, West Virginia facility of Huntington will need to install a wet scrubber exhaust system to remove ammonia vapor directly from an ammonia/water solution tank within its West Pickle House. The cost is estimated to be approximately $525,000 and is expected to be incurred in calendar year 2001.

         Pennsauken Landfill / Puchack Well Field. Huntington is a third-party defendant in a lawsuit filed in New Jersey Superior Court (the "Pennsauken Action"). The plaintiffs in the Pennsauken Action, the Township of Pennsauken and the Pennsauken Solid Waste Management Authority, filed the Pennsauken Action in 1991 against various defendants seeking to hold the defendants liable for the costs of remediation of the Pennsauken Landfill, the Puchack Well Field and/or surrounding areas. In September of 1999, two defendants in the Pennsauken Action filed a third-party complaint against numerous third-party defendants, one of which is Huntington. Several of the named third-party defendants, including Huntington, had previously been PRP's at the nearby Superfund site known as the Swope Oil Field.

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

         Wiggin Tube Degreaser. Special Metals Wiggin Ltd., a United Kingdom subsidiary of the Company ("Wiggin"), may be required to make an expenditure of approximately $3.0 million to upgrade its degreasing operations at its facility in Hereford, England in order to reduce emissions of volatile organic compounds. This expenditure is unlikely to be incurred before 2003.

         Wiggin Electrical Switchgear. The Company expects that the Hereford, England facility of Wiggin will need to institute a phased program over ten years to replace its electrical switchgear, including oil-filled manual direct switchgear, air breakers and all other oil-filled switchgear. The cost of a program to replace the oil-filled manual direct switches began in 2000 (at a cost of $0.3 million) and will be completed by 2002, at a remaining estimated cost of $0.5 million. The cost of a program to replace the remainder of the electrical switchgear is estimated to be approximately $4.6 million, to be incurred during the period from 2002 through 2009.

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

INCO

         The Company has filed a lawsuit against Inco Limited ("Inco") and certain of its subsidiaries (together with Inco, the "Sellers"), alleging that they made fraudulent and negligent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. In October 2000, the Sellers' motion to dismiss the lawsuit was denied with respect to the Company's securities fraud, fraud and breach of contract claims against the Sellers with respect to the IAI Acquisition, but granted as to the Company's negligent misrepresentation claim. In its decision, the court denied the Sellers' request to strike the Company's request for punitive damages and directed that discovery in the case now proceed. The Sellers have filed a counterclaim against the Company seeking in excess of $13 million, which the Sellers' claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company intends to vigorously defend against the counterclaim. The Company has recently filed additional claims against the Sellers seeking additional amounts that the Company claims are owed it by the Sellers under the terms of the Stock Purchase Agreement. Because of the preliminary nature of the lawsuit, it is not possible at this time to know if the Company will recover significant damages from the Sellers, or may ultimately be required to pay any or all of the amount sought by the Sellers.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the Nasdaq National Market under the symbol "SMCX." As of March 1, 2001 there were approximately 75 shareholders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's common stock. The quarterly high and low sales prices of the Company's common stock for the previous two fiscal years are indicated below:

                                                   2000                                        1999
Quarter Ended                             High               Low                      High               Low
March 31                                 $ 4.00            $ 2.75                    $ 9.31            $ 3.81
June 30                                    3.09              2.03                      7.00              3.63
September 30                               4.34              2.38                      5.59              4.31
December 31                                3.97              2.38                      4.19              2.63

         Stock prices above are over-the-counter market quotations reflecting inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         The Company did not pay dividends on its common stock during 2000 or 1999 and does not currently intend to pay dividends on its common stock in the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. The Company's ability to pay dividends on its common stock is also subject to the covenants contained in its credit agreements, which effectively preclude the Company from paying dividends on its common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 1996, 1997, 1998, 1999, and 2000. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

                                                                         Year Ended December 31
                                                    1996              1997              1998              1999              2000
                                                    ----              ----              ----              ----              ----
                                                                        (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                      $ 162,300         $ 186,071         $ 253,226         $ 602,249         $ 695,818
Cost of goods sold                               133,828           142,029           219,110           595,222           696,133
                                               ---------         ---------         ---------         ---------         ---------
Gross profit (loss)                               28,472            44,042            34,116             7,027              (315)
Selling, general and administrative
expenses                                           5,408             6,958            16,063            26,784            27,592
                                               ---------         ---------         ---------         ---------         ---------
Operating income (loss)                           23,064            37,084            18,053           (19,757)          (27,907)
Interest expense                                   4,079               670             4,109            25,711            31,235
Other income                                          --              (107)             (914)           (4,026)           (7,510)
                                               ---------         ---------         ---------         ---------         ---------
Income (loss) before income taxes                 18,985            36,521            14,858           (41,442)          (51,632)
Income tax expense (benefit) (1)                     (96)           13,519             5,018           (16,132)          (19,757)
                                               ---------         ---------         ---------         ---------         ---------
Net income (loss)                              $  19,081         $  23,002         $   9,840         $ (25,310)        $ (31,875)
                                               =========         =========         =========         =========         =========
Net income (loss) attributable to
common shareholders                            $  19,081         $  23,002         $   8,769         $ (31,733)        $ (39,091)
                                               =========         =========         =========         =========         =========
Net income (loss) per share - Basic
and assuming dilution                          $    1.54         $    1.53         $     .57         $   (2.05)        $   (2.53)
Weighted average shares outstanding               12,400            15,004            15,479            15,479            15,479

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                $  47,450         $  68,825         $ 323,764         $ 283,722         $ 292,438
Total assets                                     116,492           141,750           840,154           811,287           820,325
Current portion of long-term debt
and capital lease obligations                      4,296               316            13,155            21,356            30,168
Long-term debt and capital lease
obligations (excluding current
maturities)                                       42,522               174           282,792           259,035           250,678
Subordinated notes payable to
affiliates                                         1,500                --                --             5,000            58,116
Stockholders' equity                              34,775           103,971           111,359            76,277            30,313

- ----------

(1) Income tax expense for 1996 differs from the amount which is derived by applying the combined statutory income tax rates due to the utilization of previously unrecognized net operating loss and other tax carryforwards and the recognition of previously unrecognized deferred income tax assets.

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


OVERVIEW

         IAI Acquisition

         On October 28, 1998, the Company acquired the stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit ("IAI") of Inco and entered into a non-competition agreement with Inco (the "IAI Acquisition"). The purchase price was $326 million cash (after purchase price adjustment). The purchase price of the non-competition agreement was $37 million, consisting of $20 million cash and $17 million fair value Series A Convertible Preferred Stock (340,000 shares). The Company financed the cash portion of the aggregate purchase price with funds drawn under a new $375 million bank credit facility and with proceeds from the issuance of $80 million fair value Series A Senior Convertible Preferred Stock (1,600,000 shares) to TIMET Finance Management Company ("TIMET"), a wholly-owned subsidiary of Titanium Metals Corporation ("TMC"). In connection with the Acquisition and related financing, the Company also incurred fees totaling approximately $11.3 million.

         The acquisition has been accounted for under the purchase method of accounting, and the results of operations of IAI have been included in the consolidated statements of operations since October 28, 1998, the date of acquisition. The purchase price was allocated during 1998 to the assets acquired and liabilities assumed based upon their estimated fair values. See Note 2 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

         General

         The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; and powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines. The Huntington Alloys Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubulars, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Wiggin Alloys Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, rod-in-coil, wire, foil, sheet and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. In 2000, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 24.2%, 53.6%, and 22.2%, respectively, of the Company's net sales of $695.8 million.

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

         Export sales represent a significant portion of the Company's business. In 1998, 1999 and 2000, sales by domestic businesses of the Company to purchasers outside of the United States totaled 24%, 15% and 18% of the Company's total net sales, respectively.

         Cost of Goods Sold. The high-performance nickel-based alloy and superalloy industry is characterized by high capital investment and high fixed costs, and therefore profitability is significantly affected by changes in volume. Variable costs such as raw materials, labor, supplies and energy (primarily electricity and natural gas) generally account for more than 70 percent of the Company's cost of goods sold. Fixed costs, such as indirect overhead and depreciation, constitute the remainder of the Company's cost of goods sold. The Company has undertaken various initiatives to maintain and improve its efficiency and cost position over the last few years.

         The Company uses large amounts of electricity and natural gas in the manufacture of its products. The prices for electricity, natural gas, and other energy resources are subject to market conditions and may be volatile. As a result, any increase in the cost of such resources may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See " - Forward Looking Statements." The financial performance of the Company's U.S. domestic operations was adversely impacted by rising natural gas costs during 2000. As such, the Company announced that an energy surcharge would be applied to all orders received subsequent to January 31, 2001 and the surcharge would vary among different product forms and grades. The Company's ability to maintain energy surcharges depends upon market conditions.

         A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the

Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At December 31, 2000, the Company had open purchase contracts with a notional principal value of approximately $53.9 million. The fair value of the material covered by these contracts based on the December 31, 2000 price quoted on the LME, was approximately $52.0 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

         Income Taxes. The Company has a net operating loss carryforward for United States income tax purposes of approximately $42 million that can be used to offset future taxable income. These net operating loss carryforwards expire in 2019 and 2020. The Company has recorded a deferred tax asset as of December 31, 2000 of approximately $19 million related to the loss carryforwards. The Company will need to generate taxable income of approximately $42 million during the carryforward period in order to realize the deferred tax asset. Given the Company's trend of earnings during past cycles in the industry, it believes that it will be able to generate taxable income sufficient to realize the value of this deferred tax asset.

         The Company recently completed an analysis of the cost structure of its Huntington Alloys and Wiggin Alloys Divisions which both became a part of the Special Metals organization of companies as a result of the IAI Acquisition. As a result of this analysis, the Company has determined that there were differences between the Huntington Alloys, Wiggin Alloys and Premium Alloys Divisions, with respect to classification of certain costs. As such, it was determined that certain costs previously classified under selling, general and administrative expense in the acquired divisions should more appropriately be classified as cost of goods sold. For comparative purposes, the Company has revised the 1999 financial statements to conform to this presentation.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.


                                                        1998             1999              2000
                                                 ------------------------------------------------
Net sales                                              100.0%           100.0%            100.0%
Costs of goods sold                                     86.5             98.9             100.0
                                                 ------------------------------------------------
Gross profit (loss)                                     13.5              1.1               0.0

Selling, general and
   administrative expenses                               6.3              4.4               4.0
                                                 ------------------------------------------------
Operating income (loss)                                  7.2             (3.3)             (4.0)

Interest expense                                         1.6              4.3               4.5
Other income                                             (.3)             (.7)             (1.1)
                                                 ------------------------------------------------
                                                         1.3              3.6               3.4
                                                 ------------------------------------------------
Income (loss) before income taxes                        5.9             (6.9)             (7.4)

Income taxes expense (benefit)                           2.0             (2.7)             (2.8)
                                                 ------------------------------------------------
Net income (loss)                                        3.9%            (4.2)%            (4.6)%
                                                 =================================================

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

NET SALES.

         Premium Alloys. Net sales increased $41.7 million, or 32.9%, from $126.8 million in 1999 to $168.5 million in 2000. This increase in sales is primarily attributable to increased sales volumes for nickel-based superalloys and special alloys from growing markets for electrical power generation turbines and improving conditions in the commercial aerospace end-market.

         Huntington Alloys. Net sales increased $53.7 million, or 16.8%, from $319.5 million in 1999 to $373.2 million in 2000. This increase in sales is primarily attributable to increased sales volumes and selling prices for nickel-based superalloys and special alloys from growing markets for electrical power generation turbines and improving conditions in the commercial aerospace and oil/gas end-markets. However, this increase was offset by a decline in sales and operating profit resulting primarily from lower volumes and prices for the Company's flat rolled products to the chemical and petrochemical processing markets.

         Wiggin Alloys. Net sales decreased $1.8 million, or 1.1%, from $155.9 million in 1999 to $154.1 million in 2000. This decrease in sales is primarily attributable to reduced sales volumes for high performance metals and the continued weakening of European currencies as compared to the U.S. dollar and the British pound sterling.

COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold increased $44.9 million, or 41.9%, from $107.2 million in 1999 to $152.1 million in 2000. As a percentage of net sales, cost of goods sold increased from 84.5% in 1999 to 90.3% in 2000, primarily as a result of higher raw material costs, principally nickel, and the rising cost of natural gas.

         Huntington Alloys. Cost of goods sold increased $57.3 million, or 16.9%, from $339.4 million in 1999 to $396.7 million in 2000, primarily as a result of higher raw material costs, principally nickel, and the rising cost of natural gas in the fourth quarter of 2000. As a percentage of net sales, cost of goods sold increased from 106.2% in 1999 to 106.3% in 2000.

         Wiggin Alloys. Cost of goods sold decreased $0.8 million, or 0.5%, from $142.5 million in 1999 to $141.7 million in 2000, as a result of reduced sales volumes and improved manufacturing efficiencies, offset in part, by higher raw material costs, principally nickel. As a percentage of net sales, cost of goods sold increased from 91.4% in 1999 to 91.9% in 2000.

         Corporate. Cost of goods sold not allocated to an operating segment decreased $0.5 million from $6.1 million in 1999 to $5.6 million in 2000. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.

GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit decreased $3.2 million, or 16.6%, from $19.6 million in 1999 to $16.4 million in 2000.

         Huntington Alloys. Gross profit (loss) increased $(3.6) million, or 17.9%, from $(19.9) million in 1999 to $(23.5) million in 2000.

         Wiggin Alloys. Gross profit decreased $1.0 million, or 7.4%, from $13.4 million in 1999 to $12.4 million in 2000.

SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $0.2 million, or 2.5%, from $8.2 million in 1999 to $8.0 million in 2000. Selling, general and administrative expenses as a percentage of net sales decreased from 6.5% in 1999 to 4.8% in 2000. This decrease is principally the consequence of reduced sales and marketing expenditures, offset in part, by a non-recurring charge associated with the retirement of the Company's former President and Chief Executive Officer.

         Huntington Alloys. Selling, general and administrative expenses increased $0.5 million, or 3.5%, from $15.6 million in 1999 to $16.1 million in 2000. Selling, general and administrative expenses as a percentage of net sales decreased from 4.9% in 1999 to 4.3% in 2000. This increase is principally the consequence of increased sales and marketing expenditures, offset in part, by reduced research and development expenditures.

         Wiggin Alloys. Selling, general and administrative expenses decreased $0.6 million, or 20.4%, from $3.0 million in 1999 to $2.4 million in 2000. Selling, general and administrative expenses as a percentage of net sales decreased from 1.9% in 1999 to 1.5% in 2000. This decrease is principally the consequence of reduced sales and marketing expenditures.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $1.1 million from zero in 1999 to $1.1 million in 2000 as a result of consulting and legal expenditures incurred.

OPERATING INCOME (LOSS).

         Premium Alloys. Operating income decreased $3.0 million, or 26.9%, from $11.4 million in 1999 to $8.4 million in 2000. Operating income as a percentage of net sales decreased from 9.0% in 1999 to 4.9% in 2000.

         Huntington Alloys. Operating income (loss) increased $(4.1) million, or 11.6%, from $(35.5) million in 1999 to $(39.6) million in 2000. Operating income
(loss) as a percentage of net sales decreased from (11.1)% in 1999 to (10.6)% in 2000.

         Wiggin Alloys. Operating income decreased $0.4 million, or 3.7%, from $10.4 million in 1999 to $10.0 million in 2000. Operating income as a percentage of net sales decreased from 6.7% in 1999 to 6.5% in 2000.

INTEREST EXPENSE.

         Interest expense increased $5.5 million, or 21.5%, from $25.7 million in 1999 to $31.2 million in 2000, primarily due to the increase in indebtedness and interest rates.

INCOME TAX EXPENSE (BENEFIT).

         Income tax benefit increased $(3.7) million, or 22.5%, from $(16.1) million in 1999 to $(19.8) million in 2000, primarily due to the increased pre tax loss. The effective tax rate decreased from 38.9% in 1999 to 38.3% in 2000, primarily due to the effect of foreign income and decreased benefits from the Company's foreign sales corporation.

NET INCOME (LOSS).

         Net income (loss) increased $(6.6) million, or 25.9%, from $(25.3) million in 1999 to $(31.9) million in 2000 for the reasons described above. Net income (loss) as a percentage of net sales increased from (4.2)% in 1999 to (4.6)% in 2000.


YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

NET SALES.

         Net sales increased $349.0 million, or 137.8%, from $253.2 million in 1998 to $602.2 million in 1999. This increase is the result of the inclusion of IAI sales for a full year, offset in part by lower average realized selling prices due to continuing difficult pricing conditions and reduced sales volumes for high performance metals in the commercial aerospace, chemical and oil/petrochemical end-markets.

         Export sales decreased from 24% of the Company's net sales for 1998 to 15% of the Company's net sales for 1999.

COST OF GOODS SOLD.

         Cost of goods sold increased $376.1 million, or 171.7%, from $219.1 million in 1998 to $595.2 million in 1999. As a percentage of net sales, cost of goods sold increased from 86.5% in 1998 to 98.9% in 1999, primarily as a result of lower average selling prices and higher raw material costs, primarily nickel.

GROSS PROFIT (LOSS).

         Gross profit decreased $27.1 million, or 79.5%, from $34.1 million in 1998 to $7.0 million in 1999.

SELLING, GENERAL AND ADMINISTRATIVE.

          Selling, general and administrative expenses increased $10.7 million, or 66.5%, from $16.1 million in 1998 to $26.8 million in 1999. This increase is principally the consequence of including the results of operations of IAI for a full year. Selling, general and administrative expenses as a percentage of net sales decreased from 6.3% in 1998 to 4.4% in 1999.

OPERATING INCOME (LOSS).

         Operating income (loss) decreased $37.9 million from $18.1 million in 1998 to $(19.8) million in 1999. Operating income as a percentage of net sales decreased from 7.2% in 1998 to (3.3)% in 1999.

INTEREST EXPENSE.

         Interest expense increased $21.6 million from $4.1 million in 1998 to $25.7 million in 1999, primarily due to the increase in indebtedness in connection with the IAI Acquisition.

INCOME TAX EXPENSE (BENEFIT).

         Income tax expense decreased $21.1 million from an expense of $5.0 million in 1998 to a benefit of $(16.1) million in 1999, primarily due to the decrease in operating income and the increase in interest expense. The effective tax rate increased from 33.8% in 1998 to 38.9% in 1999, primarily due to decreased benefits from the Company's foreign sales corporations.

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

         Net cash provided by (used in) operating activities was $21.3 million, $8.4 million and $(32.5) million for 1998, 1999 and 2000, respectively.

         Capital expenditures were $20.3 million, $12.0 million and $8.1 million for 1998, 1999 and 2000, respectively.

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

         Pursuant to an amendment to the Credit Agreement dated as of March 28, 2001 (the "Fourth Amendment"), amounts outstanding on the Tranche A Term Loan and amounts outstanding under the Revolving Credit Facility bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .50%, plus a margin of 2.00% or (ii) the Eurodollar rate, which is the reserve adjusted New York interbank offered rate, plus a margin of 3.25%. The applicable margins under the Fourth Amendment for amounts outstanding on the Tranche B Term Loan are (i) for base rate loans, 2.50% and (ii) for Eurodollar rate loans, 3.75%. Prior to the Fourth Amendment, pursuant to an amendment to the Credit Agreement dated as of March 31, 1999 (the "First Amendment"), the applicable margins for amounts outstanding on the Tranche A Term Loan and amounts outstanding under the Revolving Credit Facility were (i) for base rate loans, 1.50% and (ii) for Eurodollar rate loans, 2.75%. The applicable margins under the First

Amendment for amounts outstanding on the Tranche B Term Loan were (i) for base rate loans, 2.00% and (ii) for Eurodollar rate loans, 3.25%. A commitment fee of
 .375% to .50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

         The Tranche A Term loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term loan is scheduled to be repaid in quarterly installments through 2005 as follows (in thousands):


                                                    Tranche A       Tranche B
         Year                                       Term Loan       Term Loan           Total
         ----                                      -------------------------------------------
         2001                                      $  27,908        $   1,426         $ 29,334
         2002                                         36,250            1,000           37,250
         2003                                         28,548           12,625           41,173
         2004                                             --           47,500           47,500
         2005                                             --           34,243           34,243

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

         The Stock Purchase Agreement regarding the IAI Acquisition (the "Stock Purchase Agreement") set forth a post-closing procedure for adjusting the purchase price. Pursuant to the Credit Agreement, the Company was required to prepay amounts outstanding under the Credit Agreement in an amount equal to any adjustments to the purchase price received by the Company. During 1999, the Company and the Sellers followed the post-closing procedure provided in the Stock Purchase Agreement for adjusting the purchase price. As a result of this process and pursuant to the terms of the Credit Agreement, on May 4, 2000 the Company prepaid $1,043,600 toward the Tranche A Term Loan and $956,400 toward the Tranche B Term Loan.

         In December 2000, the Company sold substantially all of the plant assets and intangible assets in its dental amalgam operation located in Ann Arbor, Michigan to Kerr Corporation for an aggregate purchase price of $1,141,000. The terms of the Company's Credit Agreement require the Company to apply the net proceeds from divested assets towards the Tranche A and Tranche B Term Loans pro rata. Pursuant to this requirement, on February 5, 2001 the Company prepaid $408,000 towards the Tranche A Term Loan and $426,000 towards the Tranche B Term Loan.

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

         At September 30, 1999, the Company was in violation of the revised minimum EBITDA and leverage ratio financial tests included in the Credit Agreement. The lenders under the Credit Agreement (the "Senior Lenders") agreed to amend the terms of the Credit Agreement and waive the defaults provided the Company agree to pursue additional capital in the form of subordinated loans.


         Effective December 17, 1999, the Company entered into the Subordinated Loan Agreement with SIMA, which is the owner of 38.5% of the Company's outstanding common stock. The Subordinated Loan Agreement provides for $20 million in term loans (the "Subordinated Term Loans") and a $30 million revolving credit facility (the "Subordinated Revolving Credit Facility"). Proceeds from the Subordinated Term Loans were used for working capital purposes and to make required repayments to the Senior Lenders under the Credit Agreement. Under the Subordinated Revolving Credit Facility, the Company could initially borrow ("Subordinated Revolving Loans"), repay (subject to certain restrictions) and re-borrow from time to time up to $30 million in the aggregate. As a result of the conversion of $27.6 million of Subordinated Revolving Loans to Subordinated Term Loans (as described below), the Company can now borrow, repay (subject to certain restrictions) and reborrow from time to time up to $2.4 million in the aggregate. SIMA's commitment to make Subordinated Revolving Loans to the Company expires August 15, 2001.

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

         Effective December 29, 1999, the Company entered into the Third Amendment to Credit Agreement and Limited Waiver (the "Third Amendment"). Among other things, the Third Amendment: waived the events of default which resulted from the Company not complying with the minimum EBITDA and leverage ratio financial tests at September 30, 1999; reduced the maximum amount available to the Company under the Revolving Credit Facility from $150 million to $100 million; provided that the aggregate amount outstanding under the Revolving Credit Facility may not exceed $76 million unless Subordinated Revolving Loans are outstanding in a principal amount of at least $30 million; revised the minimum EBITDA financial tests through the period ending March 31, 2001, and suspended all other financial tests until the quarter ended June 30, 2001, at which time all financial tests as set forth in the First Amendment were to again be effective; limited capital expenditures to a maximum of $15 million in 2000 and $7.5 million during the first six months of 2001, unless capital expenditures in excess of those amounts were funded by the issuance and sale of stock of the Company to SIMA or from additional advances by SIMA of Subordinated Term Loans; and prohibited payments of dividends on the Series A Convertible Preferred Stock unless such payments were funded by the issuance and sale of stock of the Company to SIMA or from additional advances by SIMA of Subordinated Term Loans.

         The Third Amendment also prescribed a procedure to be followed in the event that the Company's actual consolidated EBITDA through the period ending March 31, 2001 was less than the amounts required by the revised minimum EBITDA financial tests. As of the end of each quarter during such period, if the Company's actual consolidated EBITDA for the prior twelve months was less than the minimum EBITDA levels required by the Third

Amendment, any outstanding Subordinated Revolving Loans were converted to Subordinated Term Loans in an amount equal to the difference between the Company's actual consolidated EBITDA and certain amounts set forth in the Third Amendment. When the required amount was converted from Subordinated Revolving Loans to Subordinated Term Loans, the Company was deemed to have satisfied the minimum EBITDA financial test for the twelve-month period. Pursuant to this procedure, during 2000, $27.6 million of Subordinated Revolving Loans were converted to Subordinated Term Loans.

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

         At December 31, 2000, the aggregate amount outstanding under the Revolving Credit Facility was $87.5 million. However, as a result of outstanding letters of credit issued under the Revolving Credit Facility, for purposes of determining borrowing availability, the balance outstanding under the Revolving Credit Facility is deemed to be $89.9 million. The amount outstanding under the Subordinated Revolving Credit Facility was $2.4 million at December 31, 2000. The aggregate amount outstanding under the Subordinated Term Loan was $55.7 million at December 31, 2000, due to the addition of accrued interest on the SIMA loans to the principal amount of the Subordinated Term Loan, the conversion of $27.6 million of Subordinated Revolving Loans to Subordinated Term Loans and additional advances from SIMA to pay dividends on the Company's Senior Preferred Stock (as defined below).

         In addition to modifying the interest rates for amounts outstanding under the Credit Agreement (as described above), the Fourth Amendment, among other things, revised the minimum EBITDA financial tests through the period ending March 31, 2002, and suspended all other financial tests until the quarter ended June 30, 2002, at which time all financial tests as set forth in the First Amendment will again be effective; and limited capital expenditures to a maximum of $23 million in 2001 and $7.5 million during the first three months of 2002, unless capital expenditures in excess of those amounts are funded by the issuance and sale of stock of the Company to SIMA or from additional advances by SIMA of Subordinated Term Loans.

         The Company's Series A Convertible Preferred Stock ("Senior Preferred Stock") accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, commencing January 28, 1999 (each, a "Dividend Payment Date"). The Company has the right to defer payment of accumulated dividends. The Company exercised the right to defer payment on each Dividend Payment Date from the issuance of the Senior Preferred Stock (October 28, 1998) through the January 28, 2000 Dividend Payment Date. For each of the April 28, July 28, October 28, 2000 and January 28, 2001 Dividend Payment Dates, the Company borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of Senior Preferred Stock with the proceeds of each loan. As of December 31, 2000, the total amount of dividends accrued and unpaid was $9.9 million. In the event that the Company defers payment of dividends for more than six quarterly dividend periods, the number of directors constituting the Company's Board of Directors will be increased by at least two members, and the holders of Senior Preferred Stock will have the special right, voting separately as a single class, to elect two individuals to fill the newly created directorships.

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

BACKLOG

         As of December 31, 2000, the Company's backlog orders aggregated approximately $310.2 million, compared to $218.4 million at December 31, 1999. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at December 31, 2000 are expected to be shipped within the 12 months beginning January 1, 2001. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm price orders will not be canceled or delayed.



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


IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 in 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at December 31, 2000, the Company estimates the adoption of SFAS No. 133 would result in recording a liability on the balance sheet of approximately $540,000.


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

         The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material; however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts settled in cash by approximately $270,000. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $270,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         At December 31, 2000, the Company has approximately $335 million of variable rate long-term debt. The Company has entered into interest swap agreements to manage a portion of its exposure to interest rate changes. At December 31, 2000, the Company had outstanding interest rate swap agreements with a notional value of approximately $120.8 million, maturing in September 2003, which effectively fix the interest rates on the underlying debt at a weighted average 5.86% plus the applicable margins based on the Company's leverage ratio. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $214.4 million of debt that is not covered by the swap agreements by approximately $2.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                    Page in
                                                                   Form 10-K

Report of Independent Auditors                                       35

Consolidated Balance Sheets as of December 31, 1999 and
   2000                                                              36

Consolidated Statements of Operations for the Years
   Ended December 31, 1998, 1999 and 2000.                           37

Consolidated Statements of Shareholders' Equity for the
   Years Ended December 31, 1998, 1999 and 2000                      38

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1998, 1999 and 2000                            39

Notes to Consolidated Financial Statements                           40

                         Report of Independent Auditors


Board of Directors
Special Metals Corporation


We have audited the accompanying consolidated balance sheets of Special Metals Corporation as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Special Metals Corporation at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP


Buffalo, New York
February 14, 2001,
except for Note 6,
as to which the date is
March 28, 2001

                           Special Metals Corporation
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                    December 31
                                                                               1999              2000
                                                                               ----              ----
ASSETS
Current assets:
   Cash and cash equivalents                                              $   9,064         $   8,574
   Accounts receivable - trade, less allowance for doubtful
   accounts of $2,894 and $4,569, respectively                              120,643           143,460
   Accounts receivable - affiliates                                          12,529            16,345
   Inventories                                                              262,474           259,533
   Prepaid expenses and other current assets                                 25,746            10,260
                                                                          ---------         ---------
Total current assets                                                        430,456           438,172
Property, plant and equipment                                               278,503           254,105
Non-competition agreement, net of accumulated
   amortization of $4,317 and $8,017, respectively                           32,683            28,983
Non-current deferred taxes                                                   26,552            55,665
Other assets                                                                 43,093            43,400
                                                                          ---------         ---------
Total assets                                                              $ 811,287         $ 820,325
                                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                               $  64,382         $  62,194
   Accounts payable - affiliates                                              1,660             2,673
   Accrued liabilities                                                       55,611            43,572
   Notes payable                                                              3,725             7,127
   Current portion of long-term debt and capital lease obligations           21,356            30,168
                                                                          ---------         ---------
Total current liabilities                                                   146,734           145,734
Long-term debt and capital lease obligations                                259,035           250,678
Subordinated notes payable to affiliate                                       5,000            58,116
Postretirement benefits obligation                                          194,524           198,760
Other long-term liabilities                                                  25,223            29,834
Commitments and contingencies

Redeemable, convertible preferred stock, Series A,
   nonvoting, $0.01 par value, 10,000,000 shares authorized,
   1,940,000 shares issued and outstanding                                  104,494           106,890

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value, 35,000,000 shares authorized,
   15,479,000 shares issued and outstanding                                     155               155
   Paid-in surplus                                                           75,712            75,712
   Accumulated other comprehensive loss                                      (5,260)          (12,133)
   Retained earnings (accumulated deficit)                                    5,670           (33,421)
                                                                          ---------         ---------
Total shareholders' equity                                                   76,277            30,313
                                                                          ---------         ---------
Total liabilities and shareholders' equity                                $ 811,287         $ 820,325
                                                                          =========         =========


See accompanying notes.

                           Special Metals Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                                                    Year ended December 31
                                                                          1998              1999              2000
                                                                          ----              ----              ----
Net sales to non-affiliates                                          $ 243,457         $ 552,026         $ 617,962
Net sales to affiliates                                                  9,769            50,223            77,856
                                                                     ---------         ---------         ---------
                                                                       253,226           602,249           695,818

Cost of goods sold                                                     219,110           595,222           696,133
                                                                     ---------         ---------         ---------
Gross profit (loss)                                                     34,116             7,027              (315)

Selling, general and administrative expenses                            16,063            26,784            27,592
                                                                     ---------         ---------         ---------
Operating income (loss)                                                 18,053           (19,757)          (27,907)

Other expense (income):
   Interest expense                                                      4,109            25,711            31,235
   Other                                                                  (914)           (4,026)           (7,510)
                                                                     ---------         ---------         ---------
                                                                         3,195            21,685            23,725
                                                                     ---------         ---------         ---------
Income (loss) before income taxes                                       14,858           (41,442)          (51,632)

Income tax expense (benefit)                                             5,018           (16,132)          (19,757)
                                                                     ---------         ---------         ---------
Net income (loss)                                                        9,840           (25,310)          (31,875)

Preferred stock dividends                                                1,071             6,423             7,216
                                                                     ---------         ---------         ---------
Net income (loss) attributable to common shareholders                $   8,769         $ (31,733)        $ (39,091)
                                                                     =========         =========         =========
Earnings (loss) per common share, basic and assuming dilution        $    0.57         $   (2.05)        $   (2.53)
                                                                     =========         =========         =========


See accompanying notes.

                           Special Metals Corporation
                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                                                                    Accumulated      Retained
                                                                                      Other          Earnings
                                                                     Paid-in      Comprehensive    (Accumulated
                                                Shares       Par     Surplus           Loss           Deficit)          Total
                                                ------       ---     -------           ----           --------          -----
Balance - December 31, 1997                     15,477      $155     $75,678        $   (496)        $ 28,634         $ 103,971

Common stock grants                                  2        --          34              --               --                34
Comprehensive income:
   Net income                                       --        --          --              --            9,840             9,840
   Minimum pension liability adjustment,
   net of tax of ($659)                             --        --          --          (1,075)              --            (1,075)
   Foreign currency translation adjustment          --        --          --            (340)              --              (340)
   Comprehensive income                                                                                                   8,425
Accumulated preferred stock dividends               --        --          --              --           (1,071)           (1,071)
                                               ---------------------------------------------------------------------------------
Balance - December 31, 1998                     15,479       155      75,712          (1,911)          37,403           111,359

Comprehensive income:
   Net loss                                         --        --          --              --          (25,310)          (25,310)
   Minimum pension liability adjustment,
   net of tax of $957                               --        --          --           1,560               --             1,560
   Foreign currency translation
     adjustment                                     --        --          --          (4,909)              --            (4,909)
   Comprehensive loss                                                                                                   (28,659)
Accumulated preferred stock dividends               --        --          --              --           (6,423)           (6,423)
                                               ---------------------------------------------------------------------------------
Balance - December 31, 1999                     15,479       155      75,712          (5,260)           5,670            76,277

Comprehensive income:
   Net loss                                         --        --          --              --          (31,875)          (31,875)
   Minimum pension liability adjustment,
   net of tax of ($69)                              --        --          --            (104)              --              (104)
   Foreign currency translation
     adjustment                                     --        --          --          (6,769)              --            (6,769)
   Comprehensive loss                                                                                                   (38,748)
Accumulated preferred stock dividends               --        --          --              --           (7,216)           (7,216)
                                               ---------------------------------------------------------------------------------
Balance - December 31, 2000                     15,479      $155     $75,712        $(12,133)        $(33,421)        $  30,313
                                               =================================================================================


See accompanying notes.

                           Special Metals Corporation
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             Year ended December 31
                                                                     1998             1999             2000
                                                                     ----             ----             ----
Operating Activities
Net income (loss)                                               $   9,840         $(25,310)        $(31,875)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                    8,222           37,260           40,529
   Provision for deferred income taxes                                570              124          (20,948)
   Interest financed with subordinated debt                            --               --            3,289
   Other adjustments                                                   34             (145)            (123)
   Change in assets and liabilities, net of effects from
     businesses acquired:
     Accounts receivable                                           25,739            1,111          (26,435)
     Inventories                                                    9,756            7,128           (2,399)
     Prepaid expenses and other current assets                        446             (694)            (333)
     Income taxes                                                  (5,653)         (15,858)           4,586
     Accounts payable - trade                                     (11,883)          28,867              184
     Accrued liabilities                                          (13,216)         (30,259)           1,361
     Postretirement benefits obligation                              (418)           5,652              (93)
     Other long-term liabilities                                   (2,105)             501             (214)
                                                                ---------         --------         --------
Net cash provided by (used in) operating activities                21,332            8,377          (32,471)

Investing Activities
Payments for businesses acquired, net of cash acquired           (320,010)              --               --
Payment for covenant not to compete                               (20,000)              --               --
Capital expenditures                                              (20,264)         (12,004)          (8,088)
Capitalized software                                                 (681)         (14,999)          (1,899)
Net change in restricted deposits                                     809              352               --
Other                                                                  --               --              263
                                                                ---------         --------         --------
Net cash used in investing activities                            (360,146)         (26,651)          (9,724)

Financing Activities
Proceeds from sale of preferred stock                              80,000               --               --
Proceeds from term loans and other long-term debt                 225,000            2,000               --
Borrowings under revolving credit facilities                       70,000           24,000           21,500
Repayment of revolving credit facilities                               --          (28,000)              --
Repayment of term loans and other long-term debt                   (2,910)         (12,897)         (19,897)
Proceeds from subordinated notes payable to affiliates                 --            5,000           46,537
Dividends paid                                                         --               --           (4,820)
Financing costs                                                    (5,781)          (1,979)             (24)
                                                                ---------         --------         --------
Net cash provided by (used in) financing activities               366,309          (11,876)          43,296
Net effect of exchange rate changes on cash                          (110)            (408)          (1,591)
                                                                ---------         --------         --------
Net increase (decrease) in cash                                    27,385          (30,558)            (490)
Cash and cash equivalents at beginning of year                     12,237           39,622            9,064
                                                                ---------         --------         --------
Cash and cash equivalents at end of year                        $  39,622         $  9,064         $  8,574
                                                                =========         ========         ========


See accompanying notes.

                           Special Metals Corporation
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1999 and 2000


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

FOREIGN CURRENCY

The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars assuming the functional currency of the foreign subsidiaries is the applicable local currency. Accordingly, all items of income and expense are translated at average exchange rates for the year and all assets and liabilities are translated at the year-end exchange rate. Gains or losses on translations are accumulated in other comprehensive loss in the shareholders' equity section of the balance sheet. Gains (losses) on transactions denominated outside of the functional currency are included in other income and totaled ($335,000), ($565,000), and $775,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

REVENUE RECOGNITION

Revenue from sales of product is recognized when the risk of loss has been transferred to the buyer, which is generally upon shipment. The Company periodically enters into long-term sales contracts, the terms of which may include firm prices. The Company recognizes revenues on those sales contracts as the related product is shipped. The Company also performs certain conversion services for which a tolling fee is received. Revenue from conversion services is recognized when the services are performed.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of approximately 54% and 56% of 1999 and 2000 inventories, respectively, were valued using the LIFO (last-in, first-out) method. All remaining inventories are accounted for under the FIFO (first-in, first-out) or average methods of accounting.

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

INVESTMENT IN JOINT VENTURE

The Company's investment in joint venture represents its 50% investment in Daido-Special Metals, Ltd. ("DSML"). DSML is a Japanese marketer of an extensive range of superalloys and high-performance alloys produced by the Company and Daido Steel Co., Ltd. in Japan. The Company accounts for its investment using the equity method. The Company's share of earnings in the joint venture was $419,000 and $888,000 in 1999 and 2000, respectively. The net investment in joint venture was $7,597,000 and $7,991,000 at December 31, 1999 and 2000,
respectively, and is recorded in other assets.

COMPUTER SOFTWARE COSTS

The Company adopted SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use," which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use, effective January 1, 1999. The adoption of SOP 98-1 resulted in the Company capitalizing certain internal labor costs totaling $1,359,000 and $0 in 1999 and 2000 respectively, which, under the Company's prior policies, would have been expensed as incurred. Internal use software development costs are amortized on the straight-line method over the estimated useful lives of the software, not to exceed five years. Unamortized internal use software development costs have been included in other assets in the accompanying consolidated balance sheets and totaled $17,328,000 and $15,350,000, net of accumulated amortization of $1,358,000 and $5,259,000 at December 31, 1999 and 2000, respectively. Amortization of capitalized internal use software development costs totaled $1,293,000 and $3,901,000 during 1999 and 2000, respectively.

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

INCOME TAXES

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory rates applicable to future years to the differences. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries and affiliated joint venture, totaling approximately $60 million at December 31, 2000, as the Company does not currently expect those unremitted earnings to reverse and become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. The Company believes that available foreign tax credits would largely eliminate any U.S. tax and offset any foreign withholding tax that might otherwise be due.

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

RESEARCH AND DEVELOPMENT COSTS

Product research and development costs are charged to expense as incurred. Research and development expense for the years ended December 31, 1998, 1999 and 2000 was $2,920,000, $4,418,000, and $3,959,000, respectively.

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

FINANCIAL INSTRUMENTS (CONTINUED)

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 in 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at December 31, 2000, the Company estimates the adoption of SFAS No. 133 would result in recording a liability on the balance sheet of approximately $540,000.


SHIPPING AND HANDLING COSTS

Certain shipping costs totaling $1.3 million are included in selling, general and administrative costs. All other shipping costs are a component of cost of goods sold.

RECLASSIFICATIONS

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

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


2.      INCO ALLOYS ACQUISITION

On October 28, 1998, the Company acquired the stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit ("IAI") of Inco Limited ("Inco") and entered into a non-competition agreement with Inco (the "Acquisition"). IAI produces high-performance nickel-based alloys in various forms, including sheet, strip, foil, plate, tubulars, billet, bar, rod, extruded shapes, wire rod and welding products. IAI's products are used in the aerospace, chemical processing, environmental, off-shore drilling, industrial gas turbine, and automotive markets. The purchase price was $326 million cash (after purchase price adjustment). The purchase price of the non-competition agreement was $37 million, consisting of $20 million cash and $17 million fair value Series A Convertible Preferred Stock (340,000 shares). The Company financed the cash portion of the aggregate purchase price with funds drawn under a new $375 million bank credit facility and with the proceeds from the issuance of $80 million fair value Series A Convertible Preferred Stock (1,600,000 shares) to TIMET Finance Management Company, a wholly-owned subsidiary of Titanium Metals Corporation. In connection with the Acquisition and the related financing, the Company also incurred fees totaling approximately $11.3 million.

The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of IAI have been included in the consolidated statements of operations since the date of acquisition.

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place at the beginning of 1998. The pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the date indicated, or which may result in the future.

                                                                                           YEAR ENDED
                                                                                        DECEMBER 31, 1998
                                                                                   ------------------------------
                                                                              (In thousands, except per share amounts)

      Net sales                                                                    $            761,095
      Net income                                                                                 13,802
      Net income attributable to common shareholders                                              7,376
      Net income per share (basic and diluted)                                                     0.48

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


3.      INVENTORIES

Inventories consist of the following:

                                                                                                      DECEMBER 31
                                                                                              1999                     2000
                                                                                   ----------------------------------------------
                                                                                                    (In thousands)

Raw materials and supplies                                                         $             65,167     $              73,733
Work-in-process                                                                                 133,436                   144,891
Finished goods                                                                                   73,955                    66,914
                                                                                   ----------------------------------------------
                                                                                                272,558                   285,538
Adjustment to LIFO cost                                                                         (10,084)                  (26,005)
                                                                                   ----------------------------------------------
                                                                                   $            262,474     $             259,533
                                                                                   ==============================================


4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                                     DECEMBER 31
                                                                                             1999                      2000
                                                                                   ----------------------------------------------
                                                                                                     (In thousands)

Land                                                                                    $     7,370                $    7,348
Buildings and improvements                                                                   92,557                    91,473
Machinery and equipment                                                                     239,026                   251,803
Furniture and fixtures                                                                        2,832                     2,854
Construction-in-progress                                                                     10,972                     2,635
                                                                                   ----------------------------------------------
                                                                                            352,757                   356,113
Less accumulated depreciation                                                                74,254                   102,008
                                                                                   ----------------------------------------------
                                                                                   $        278,503                $  254,105
                                                                                   ==============================================

Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $6,500,000, $28,473,000 and $29,863,000, respectively.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


5.      ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                                                     DECEMBER 31
                                                                                           1999                      2000
                                                                                   ----------------------------------------------
                                                                                                     (In thousands)

Accrued payroll and employee benefits                                              $      26,828                   $  24,753
Amounts due to former affiliates                                                          11,145                       1,961
Other                                                                                     17,638                      16,858
                                                                                   ----------------------------------------------
                                                                                   $      55,611                   $  43,572
                                                                                   ==============================================


6.      LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt consists of the following:

                                                                                                     DECEMBER 31
                                                                                              1999                        2000
                                                                                   ----------------------------------------------
                                                                                                     (In thousands)
Credit Agreement:
   Term Loans
      Tranche A                                                                              $  111,250              $     92,706
      Tranche B                                                                                  98,750                    96,794
   Revolving Credit Facility                                                                     66,000                    87,500
Capital leases                                                                                    1,550                     1,273
Other                                                                                             2,841                     2,573
                                                                                   ----------------------------------------------
                                                                                                280,391                   280,846
Current portion                                                                                  21,356                    30,168
                                                                                   ----------------------------------------------
                                                                                             $  259,035                 $ 250,678
                                                                                   ==============================================

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

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


6.      LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

During 1999, the Company entered into amendments to the Credit Agreement and, in connection with these amendments, a shareholder of the Company agreed to provide up to $50 million of subordinated loans, including $20 million of term loans and up to an additional $30 million on a revolving basis (see Note 9). The amendments, among other things, reduced the availability of the Revolving Credit Facility from $150 million to a maximum of $100 million; waived the events of default which resulted from the Company not complying with certain financial covenants; adjusted the applicable interest rate margins; restricted payments of dividends on the Series A Convertible Preferred Stock; suspended the existing financial covenants until the quarter ending June 30, 2001; limited capital expenditures for the year 2000 and the first six months of 2001 to $15 million and $7.5 million, respectively; and added a minimum quarterly earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement of $25 million for the 12 months ending December 31, 1999 increasing in a number of steps to $55 million for the 12 months ending March 31, 2001. The Agreement enables the shareholder to meet any deficiencies in the EBITDA covenants by transferring amounts owed by the Company to the shareholder under the revolving loan to the term loan. As disclosed in Note 9, during 2000, the shareholder has advanced the full amount of the subordinated loans and has transferred the required balance from the revolving loan to the term loan.

Under the Revolving Credit Facility, the Company can borrow, repay and re-borrow from time to time up to $100 million in the aggregate, subject to the restrictions described above. The Revolving Credit Facility matures on October 28, 2003. The amount the Company may borrow under the Revolving Credit Facility is reduced by the aggregate amount of any letters of credit issued for the account of the Company. Amounts outstanding under the Credit Agreement bear interest at either a base rate, as defined, or a Eurodollar rate, which is the reserve-adjusted New York interbank offered rate, at the Company's option, plus a margin, as defined in the Credit Agreement, dependent upon the Company's leverage ratio. The weighted-average interest rate at December 31, 2000 was 9.64% (9.17% at December 31, 1999). A commitment fee of .375% to .50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

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

The Company's obligations under the Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and by a pledge of the capital stock of certain subsidiaries. The Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, including dividends, create liens, guarantee indebtedness or enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its minimum EBITDA; consolidated leverage ratio; interest coverage ratio and fixed charge coverage ratio. As a result of the amendments to the Credit Agreement described above, the financial covenants, other than the EBITDA covenant, have been suspended until the quarter ending June 30, 2001.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


6.      LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

Effective March 28, 2001, the Company entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment extends the suspension of financial covenants through March 31, 2002, revises the EBITDA requirement, adjusts the applicable interest rate margins, and increases the capital expenditures limit for 2001.

Scheduled principal repayments on long-term debt for the next five years and thereafter are as follows (in thousands):

             2001                                                                  $           30,168
             2002                                                                              37,651
             2003                                                                             129,096
             2004                                                                              47,894
             2005                                                                              34,597
             Thereafter                                                                         1,440
                                                                                   ------------------
                                                                                   $          280,846
                                                                                   ==================


7.      OPERATING LEASES

The Company leases certain equipment under operating leases which contain renewal options and escalation clauses in some cases. Rental expense under these leases amounted to approximately $1,290,000, $5,860,000 and $4,918,000 for the years ended December 31, 1998, 1999, 2000, respectively. The following amounts represent future minimum payments under operating leases with initial or remaining noncancelable terms extending beyond one year (in thousands):

      2001 $                                                                       3,131
      2002                                                                         1,565
      2003                                                                           872
      2004                                                                           723
      2005                                                                           685

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


8.      RETIREMENT PLANS

The Company provides defined benefit pension and other postretirement benefit plans to employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                                                           OTHER
                                                           PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                                        1999         2000           1999          2000
                                               -----------------------------    ----------------------------
                                                                        (In thousands)

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning
   of year                                   $       338,526   $    312,241   $    197,880    $   166,074
Service cost                                           9,450          7,939          3,310          2,500
Interest cost                                         21,459         22,748         11,420         12,320
Effect of amendments                                   2,032          1,206           (604)           (59)
Actuarial (gain) loss                                (33,007)        22,813        (37,261)         3,712
Benefits paid                                        (25,800)       (27,457)        (8,671)        (9,855)
Currency translation impact                           (3,412)        (7,287)          --             --
Curtailment                                            2,993           --             --             --
                                               ----------------------------     ----------------------------
Benefit obligation at end of year                    312,241        332,203        166,074        174,692

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       355,694        370,835           --             --
Actual return on plan assets                          41,162          3,819           --             --
Employer contribution                                  3,633          5,314           --             --
Benefits paid                                        (25,800)       (27,457)          --             --
Currency translation impact                           (3,854)       (10,177)          --             --
                                               ----------------------------     ----------------------------
Fair value of plan assets at end of year             370,835        342,334           --             --
                                               ----------------------------     ----------------------------
Funded status                                         58,594         10,131       (166,074)      (174,692)
Unrecognized transition obligation                      --             --            2,372          2,120
Unrecognized actuarial gain                          (56,830)        (3,717)       (37,289)       (32,680)
Unrecognized prior service cost                        1,282          2,498           (533)          (508)
                                               ----------------------------     ----------------------------
Net amount recognized                          $       3,046   $      8,912   $   (201,524)   $  (205,760)
                                               ============================     ============================

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


8.      RETIREMENT PLANS (CONTINUED)

                                                                                                                  OTHER
                                                                   PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                                                  1999               2000                1999             2000
                                                      ---------------------------------------   ------------------------------------
                                                                                       (In thousands)
AMOUNTS RECOGNIZED IN THE STATEMENT
OF FINANCIAL POSITION CONSIST OF:
Accrued benefit liability:
   Other assets                                                $   8,173            $  11,286           $    -          $    -
   Accrued liabilities                                            (5,267)              (3,000)              (7,000)      (7,000)
   Postretirement benefits obligation                                  -                    -             (194,524)    (198,760)
                                                      ---------------------------------------   ------------------------------------
                                                                   2,906                8,286             (201,524)    (205,760)
Intangible asset                                                     123                  436                    -            -
Accumulated other comprehensive income                                11                  115                    -            -
Deferred tax effect of equity charge                                   6                   75                    -            -
                                                      ---------------------------------------   ------------------------------------
Net amount recognized                                          $   3,046             $  8,912         $   (201,524)  $ (205,760)
                                                      =======================================   ====================================

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                       7.5%          6.5% - 7.75%             7.5%           7.5%
Expected return on plan assets                                      9.0%          7.5% - 9.0%               n/a            n/a
Rate of compensation increase                                3.5% - 5.5%          3.5% - 5.0%               n/a            n/a


During 1999, the Company instituted an early retirement incentive program as part of a workforce reduction plan. This early retirement incentive program resulted in a curtailment loss of $2,993,000.

The aggregate accumulated benefit obligation and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $32,072,000 and $21,203,000, respectively, as of December 31, 2000 and $31,395,000 and $21,464,000, respectively, as of December 31, 1999.

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $128,473,000 and $115,831,000, respectively, as of December 31, 2000 and $36,320,000 and $25,601,000, respectively, as of December 31, 1999.

The unrecognized transition obligation is being amortized on a straight-line basis over 20 years. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


8.      RETIREMENT PLANS (CONTINUED)

Net periodic benefit cost included the following:

                                                                                   YEAR ENDED DECEMBER 31
                                                                      1998                 1999                    2000
                                                                 -------------------------------------------------------------------
                                                                                           (In thousands)
PENSION BENEFITS:
Service cost - benefits earned
   during the period                                             $   3,179             $    9,450              $    7,939
Interest cost on projected benefit obligation                        6,107                 21,459                  22,748
Curtailment                                                            -                    2,993                       -
Expected return on plan assets                                      (7,947)               (30,773)                (30,325)
Amortization of unrecognized prior service cost                       (152)                   (14)                    (12)
Recognized actuarial loss (gain)                                        -                     173                  (1,502)
                                                                 -------------------------------------------------------------------
Net periodic pension benefit cost (gain)                         $   1,187             $    3,288              $   (1,152)
                                                                 ===================================================================
OTHER POSTRETIREMENT BENEFITS:
Service cost - benefits earned
   during the period                                             $     491             $    3,310              $    2,500
Interest cost on projected benefit obligation                        2,383                 11,420                  12,320
Amortization of unrecognized portion of net
obligation at transition                                               183                    183                     177
Amortization of unrecognized prior service cost                         15                     (9)                     (9)
Recognized actuarial gain                                              (23)                    (3)                 (1,042)
                                                                 -------------------------------------------------------------------
Net periodic postretirement benefit cost                         $   3,049             $   14,901              $   13,946
                                                                 ===================================================================


For measuring the postretirement benefit obligation, an annual rate of increase in the net medical claims cost of 8.0% was assumed. The rate was assumed to decrease gradually to 5.5% in 2005 and remain at that level thereafter. Assumed medical claims cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:

                                                                            ONE PERCENTAGE                      ONE PERCENTAGE
                                                                            POINT INCREASE                      POINT DECREASE
                                                                                            (In thousands)
Effect on total of service and
      interest cost components                                                  $ 1,992                            $  (1,734)
Effect on postretirement
      benefit obligation                                                         20,635                              (18,468)

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


8.      RETIREMENT PLANS (CONTINUED)

The Company also sponsors a number of defined contribution plans covering substantially all employees. Participants may elect to contribute basic contributions. The Company may make discretionary matching contributions, as well as additional discretionary contributions. The Company recorded a charge for such contributions of approximately $760,000, $2,100,000 and $2,120,000 in 1998, 1999, and 2000, respectively.

9.      RELATED PARTY TRANSACTIONS

The Company and an affiliate share common insurance coverage for product liability, contingent and excess liabilities, and business interruption. The Company is charged a pro rata premium based on the net sales of the covered parties. The Company was charged $204,000, $1,123,000 and $1,090,000 for the years ended December 31, 1998, 1999, and 2000 respectively.

The Company made purchases of products used in the manufacturing process from affiliates totaling $7,138,000 and $17,737,000 during the years ended December 31, 1999, and 2000, respectively ($0 for 1998).

During 1997, the Company and one of its shareholders entered into a Managerial Assistance Agreement, whereby the shareholder provides the Company with information and advice regarding the management of its existing business and the expansion of the Company's business into new products and markets. Under the agreement, which is cancelable upon 30 days written notice, the Company is required to pay the shareholder a pre-established monthly fee and to reimburse the shareholder for expenses. The Company was charged $360,000 per annum in connection with this agreement during 1998, 1999 and 2000.

In connection with the amendments to the Credit Agreement during 1999, the Company entered into a Subordinated Loan Agreement with a shareholder, whereby the shareholder agreed to provide up to $50 million of subordinated loans, including $20 million of Subordinated Term Loans and up to an additional $30 million of Subordinated Revolving Loans. Amounts outstanding under the Subordinated Loan Agreement accrue interest at a rate per annum equal to LIBOR plus 1.0%. Accrued interest is paid in kind by addition to the principal of the Subordinated Term Loan on a quarterly basis. The Third Amendment to the Credit Agreement provides that Subordinated Revolving Loans will be converted to Subordinated Term Loans in the event that the Company does not satisfy the minimum EBITDA levels stipulated in the amendment, in an amount equal to the difference between the Company's actual results and minimum required levels. Further, the Amendment prohibits dividend payments on the Company's Series A Convertible Preferred Stock unless funded by proceeds of Subordinated Term Loans.

This debt is evidenced by notes and is subordinate to the Company's obligations under the Credit Agreement. In addition, the Company's senior lenders have placed restrictions on the repayment of these amounts. As a result of these restrictions, amounts owing to the shareholder under the subordinated agreement have been classified as long-term. The Term Loan amount outstanding at December 31, 2000 was $55,693,000 ($5,000,000 at December 31, 1999), which consists of the $20 million indicated above, plus additional amounts due to accrued interest, the conversion of Revolving Loans to Term Loans to meet minimum EBITDA requirements and advances to pay dividends on the Company's Senior Preferred Stock. The Revolving Loan amount outstanding at December 31, 2000, was $2,422,000 ($0 at December 31, 1999). The weighted average interest rate at December 31, 2000 was 7.40% (7.13% at December 31, 1999).

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


10.     INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                                                                            YEAR ENDED DECEMBER 31
                                                                                     1998                1999               2000
                                                                        ------------------------------------------------------------
                                                                                                (In thousands)

Domestic                                                                $           13,967   $          (43,347)  $        (56,779)
Foreign                                                                                891                1,905              5,147
                                                                        ------------------------------------------------------------
                                                                        $           14,858   $          (41,442)  $        (51,632)
                                                                        ============================================================

Income tax expense (benefit) consists of the following:

                                                                                            YEAR ENDED DECEMBER 31
                                                                                    1998                1999                 2000
                                                                        ------------------------------------------------------------
                                                                                                (In thousands)
Current:
   Federal                                                              $            4,856   $          (13,681)  $        -
   State                                                                               271               (1,180)           -
   Foreign                                                                             784               (1,395)        1,191
                                                                        ------------------------------------------------------------
                                                                                     5,911              (16,256)        1,191
Deferred:
   Domestic                                                                           (845)              (1,622)      (21,657)
   Foreign                                                                             (48)               1,746           709
                                                                        ------------------------------------------------------------
                                                                                      (893)                 124       (20,948)
                                                                        ------------------------------------------------------------
                                                                        $            5,018   $          (16,132)  $   (19,757)
                                                                        ============================================================

The 2000 domestic deferred tax amount includes approximately $19.0 million of benefit from net operating loss carryforwards.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

                                                                                            YEAR ENDED DECEMBER 31
                                                                                 1998                1999                 2000
                                                                        ------------------------------------------------------------
                                                                                                (In thousands)

Income before income taxes at 35%                                       $            5,200   $          (14,505)  $      (18,071)
Permanent income tax disallowances                                                     116                  339              190
State taxes, net of federal effect                                                     197               (1,180)          (2,383)
Benefit from foreign sales corporation                                                (653)                (442)             -
Taxes on foreign income versus Federal rate                                             62                 (681)            (160)
Foreign losses with no tax benefit                                                       -                  623              108
Other                                                                                   96                 (286)             559
                                                                        ------------------------------------------------------------
                                                                        $            5,018   $          (16,132)  $      (19,757)
                                                                        ============================================================

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


10.     INCOME TAXES (CONTINUED)

Deferred tax liabilities and assets recorded in the Company's balance sheets consist of the following:

                                                                                                     DECEMBER 31
                                                                                                 1999                      2000
                                                                                   ----------------------------------------------
                                                                                                     (In thousands)
Deferred tax liabilities:
   Property, plant and equipment                                                   $            (49,206)    $             (55,171)
   Inventory                                                                                    (11,997)                   (8,349)
   Other                                                                                         (4,470)                   (3,298)
                                                                                   ----------------------------------------------
Gross deferred tax liabilities                                                                  (65,673)                  (66,818)

Deferred tax assets:
   Employee retirement plans                                                                     74,434                    78,210
   Accrued liabilities                                                                           12,385                    11,233
   Net operating loss carryforwards                                                                   -                    19,048
   Tax credit carryforwards                                                                       1,040                     2,468
   Other                                                                                          2,865                     2,634
                                                                                   ----------------------------------------------
Gross deferred tax assets                                                                        90,724                   113,593
                                                                                   ----------------------------------------------
Net deferred taxes                                                                 $             25,051     $              46,775
                                                                                   ==============================================


Deferred tax liabilities and assets are recorded in the Company's balance sheets as follows:


                                                                                                  1999                      2000
                                                                                   ----------------------------------------------
                                                                                                     (In thousands)

Prepaid expenses and other current assets                                          $              5,291     $               2,839
Non-current deferred taxes                                                                       26,552                    55,665
Accrued liabilities                                                                                   -                      (192)
Other long-term liabilities                                                                      (6,792)                  (11,537)
                                                                                   ----------------------------------------------
Net deferred taxes                                                                 $             25,051     $              46,775
                                                                                   ==============================================


At December 31, 2000, the Company has approximately $42.0 million of net operating loss carryforwards that will be used to offset future taxable income. Substantially all of these losses expire in 2019 and 2020.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


11.     FAIR VALUE OF FINANCIAL INSTRUMENTS

FORWARD PURCHASE CONTRACTS

As part of its risk management strategy, the Company periodically purchases forward contracts, some of which may be settled in cash, to manage its exposure to changes in commodity prices, primarily nickel. The contracts mature principally in 2001. At December 31, 2000, the Company had open purchase contracts with a notional principal value of approximately $53,859,000. The fair value of the material covered by these contracts, based on the December 31, 2000 price quoted on the London Metal Exchange, was approximately $51,975,000. At December 31, 2000 all of the forward contracts were designated and were effective as hedges for firm price sales agreements the Company had entered into. Unrealized gains and losses on these forward contracts have been deferred.

FORWARD CURRENCY AND CURRENCY OPTION CONTRACTS

Certain of the Company's purchases and sales are denominated in foreign currencies. As part of its risk management strategy, the Company periodically enters into forward currency and currency option contracts to manage its exposure to changes in exchange rates. At December 31, 2000, the Company had the following outstanding forward contracts to buy or sell currencies at the following rates:

         -        Buy $6,271,000 at an average rate to GBP of $1.42

         -        Buy $2,500,000 at an average rate to FRF of $0.13

         -        Sell EUR 2,505,000 at an average rate to USD of EUR 1.09

         -        Sell EUR 8,127,000 at an average rate to GBP of EUR 1.65

The fair value of forward currency and currency option contracts is a net liability of approximately $900,000. The fair value of any individual currency contract is not significant.


INTEREST RATE SWAP AGREEMENTS

To manage its exposure to interest rate fluctuations, the Company has interest rate swap agreements with a notional amount of $60,375,000 through September 15, 2003 based on LIBOR at 5.95% and $60,375,000 through September 15, 2003 based on LIBOR at 5.76%. Under these agreements, the Company pays interest at fixed rates based upon the established LIBOR rates and receives payments based upon the variable rates. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense. The fair value of the swap agreements, based on December 31, 2000 rates, is an asset of approximately $500,000.

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

The Company, with contribution from other parties, performed remedial actions at a site in Clayville, New York (the "Ludlow Landfill"). Except for investigation and remediation at an adjoining property known as the "North Gravel Pit," the New York State Department of Environmental Conservation ("DEC") has advised the Company that all work performed to date is acceptable. The Company is responsible for operation and maintenance costs through 2027. The costs for these are estimated to be approximately $70,000 per year. The total estimated costs of approximately $1.9 million have been discounted at an annual rate of 5% in the accompanying financial statements. The DEC may also seek post-excavation biota monitoring, a procedure to assess the toxicity of water contamination. This claim is not expected to be material. The Company may also be required to conduct certain post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has also been discovered at the North Gravel Pit site. A study was completed in 1997 to determine the extent of the contamination and to select an appropriate remedial alternative. Based on this study, the Company has developed a remediation plan for the site and is currently negotiating the plan with the DEC. The Company anticipates that it will be responsible for operation and maintenance costs for an extended period following the remediation. Based upon information available, the Company estimates the total cost of remediation to be approximately $2.1 million. The total remediation costs include ongoing operation and maintenance costs of approximately $23,000 per year. The Company has reserved a total of approximately $2.9 million with respect to the Ludlow Landfill and North Gravel Pit.

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

Huntington is a defendant in five actions and the Company is a defendant in one action seeking damages for alleged health problems resulting from exposure to manganese in welding products. The cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

OTHER

In March 1999, the Company received a subpoena from a federal grand jury investigating possible violations of the federal antitrust laws in the nickel industry. The Company received written confirmation in July 2000 from the United States Department of Justice that the previously disclosed grand jury investigation of the nickel alloy industry has been terminated with respect to the Company.

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

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


12.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER (CONTINUED)

The Company has filed a lawsuit against Inco Limited ("Inco") and certain of its subsidiaries (collectively, the "Sellers"), alleging that they made fraudulent and negligent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. In October 2000, the Sellers' motion to dismiss the lawsuit was denied with respect to the Company's securities fraud, fraud and breach of contract claims against the Sellers with respect to the IAI Acquisition, but granted as to the Company's negligent misrepresentation claim. In its decision, the court denied the Sellers' request to strike the Company's request for punitive damages and directed that discovery in the case now proceed. The Sellers have filed a counterclaim against the Company seeking in excess of $13 million, which the Sellers' claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company intends to vigorously defend against the counterclaim. The Company has recently filed additional claims against the Sellers seeking additional amounts that the Company claims are owed to it by the Sellers under the terms of the Stock Purchase Agreement. Because of the preliminary nature of the lawsuit, it is not possible at this time to know if the Company will recover significant damages from the Sellers, or may ultimately be required to pay any or all of the amount sought by the Sellers.

13.     PREFERRED STOCK

In connection with the IAI Acquisition, the Company issued non-voting Series A Convertible Preferred Stock with an aggregate fair value of $97 million (1,940,000 shares). The Company received cash proceeds of $80 million, which were used to finance a portion of the Acquisition, and the remaining $17 million fair value was issued as partial consideration for the non-competition agreement. The Series A Preferred Stock has a par value of $0.01 per share and a liquidation preference of $50 per share. The preferred stock accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly, and is convertible into common stock at a conversion price of $16.50 per share. A total of 5,878,788 shares of common stock have been reserved for future issuance upon conversion of the Series A Convertible Preferred Stock. The preferred stock is mandatorily redeemable after seven and one-half years and is subject to optional redemption by the Company commencing October 28, 2001 at a redemption price of 103.975% of the liquidation amount plus accumulated and unpaid dividends. The redemption price declines incrementally on each subsequent October 28 until October 28, 2006 after which the redemption price is 100% of the liquidation amount plus accumulated and unpaid dividends.

Cumulative dividends in arrears on the Series A Preferred Stock totaled $8,723,000 at December 31, 2000 ($6,423,000 at December 31, 1999).

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


14.     STOCK OPTIONS AND RESTRICTED STOCK

The Company has granted restricted stock and options to purchase common stock to certain employees and directors under the Special Metals Corporation 1997 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). In connection with the Stock Incentive Plan, 800,000 shares of the Company's common stock were reserved for the grant of stock options, stock appreciation rights, restricted stock, performance awards, and other stock-based awards to certain key employees and certain directors. During 2000, the number of shares reserved under the Plan was increased to 2,050,000. Stock options are granted at an exercise price equal to the market value on the respective grant date. The options granted in 1997 become exercisable at a rate of 50% on the second anniversary of the date of grant, 25% on the third anniversary of the date of grant, and 25% on the fourth anniversary of the date of grant. The options granted subsequent to 1997 generally become exercisable ratably over a 3 year period. The options generally expire 10 years from the date of grant or upon certain specified events. No awards shall be granted under the Stock Incentive Plan after December 31, 2007.

A summary of stock option activity and related information for the years ended December 31, 1998, 1999 and 2000 follows:

                                                       1998                           1999                            2000
                                             ---------------------------------------------------------------------------------------
                                                              Weighted-                       Weighted-                    Weighted-
                                                               Average                         Average                       Average
                                                              Exercise                        Exercise                      Exercise
                                                 Options        Price           Options         Price           Options       Price
                                             ---------------------------------------------------------------------------------------

Outstanding - beginning of year                   295,500    $   16.50           413,000     $   16.28           757,100     $ 11.12
Granted                                           117,500        15.74           344,100          4.93            12,000        3.25
Forfeited                                               -            -                 -             -           (37,000)      11.37
Expired                                                 -            -                 -             -           (35,000)      15.63
                                             ------------                   ------------                    ------------

Outstanding - end of year                         413,000    $   16.28           757,100     $   11.12           697,100     $ 10.75
                                             ============                   ============                    ============

Exercisable at end of year                              -            -           186,917         16.34           370,367     $ 12.95
                                             ============                   ============                    ============

Weighted-average fair value of
options granted during the year              $       9.15                    $      3.91                       $   2.01
                                             ============                   ============                    ============

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


14.     STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)

The following table summarizes information for stock options outstanding and exercisable at December 31, 2000:

                                             Options Outstanding                                     Options Exercisable
                     -------------------------------------------------------------------     ---------------------------------------
                                                  Weighted-
                                                   Average                Weighted-                                  Weighted-
Range of                                          Remaining                Average                                    Average
Prices                      Options                 Life               Exercise Price          Options            Exercise Price
- ------------------------------------------------------------------------------------------------------------------------------------

$3.00 - 6.00                 335,600            8.59 years                 $ 4.83               107,867              $      4.89
$8.25                         14,000            7.96 years                   8.25                 9,334                     8.25
$16.00 - 17.00               347,500            6.42 years                  16.56               253,166                    16.56

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

                                                                                 1998                1999                 2000
                                                                        ------------------------------------------------------------
Risk free interest rate                                                             6%                   7%                  7%
Dividend yield                                                                      0%                   0%                  0%
Volatility factor of the expected market price of the Company's
common stock                                                                      0.544                0.931               0.584
Weighted-average expected life of the option (in years)                             6                    6                   6

If the fair value based method accounting provisions of SFAS 123 had been adopted, net income (loss) and earnings per share (both basic and diluted) would have been as follows. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

                                                                                            YEAR ENDED DECEMBER 31
                                                                                 1998                1999                 2000
                                                                        ------------------------------------------------------------
                                                                                   (In thousands, except per share amounts)
Net income (loss)                                                       $            9,345   $          (25,972)   $       (32,579)
Net income (loss) per share (basic and diluted)                                       0.53                (2.09)             (2.57)

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


14.     STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)

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

During 1999, the Company awarded 20,465 shares of restricted stock to an executive officer under the Stock Incentive Plan. Fifty percent of the restricted stock will vest over a three year period. The remaining restricted stock will vest based upon achievement of certain performance objectives.

15.      ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax, is as follows:

                                                                                                           DECEMBER 31
                                                                                                  1999              2000
                                                                                   ----------------------------------------------
                                                                                                   (In thousands)
Minimum pension liability adjustment                                               $     (11)                  $    (115)
Currency translation adjustment                                                       (5,249)                       (12,018)
                                                                                   ----------------------------------------------
                                                                                   $  (5,260)                  $    (12,133)
                                                                                   ==============================================


16.     BUSINESS SEGMENT INFORMATION

The Company has identified three reportable business segments. The Premium Alloys segment manufactures and distributes superalloy and other high-performance nickel-based alloy products, principally to the aerospace industry. The Huntington Alloys and Wiggin Alloys segments manufacture and distribute high-performance nickel-based alloy products to a wide range of industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


16.    BUSINESS SEGMENT INFORMATION (CONTINUED)

Segment information as of and for the years ended December 31, 1998, 1999 and 2000 is as follows.

                                        PREMIUM        HUNTINGTON       WIGGIN
                                        ALLOYS           ALLOYS         ALLOYS          CORPORATE        TOTAL
                                    -------------------------------------------------------------------------------
                                                                   (In thousands)
1998
Sales to external customers         $     174,997   $      50,253    $      27,976   $           -   $      253,226
Intersegment sales                            220           8,287            3,140               -           11,647
Operating income (loss)                    26,346          (8,662)           1,428          (1,059)          18,053
Depreciation and amortization               4,562           2,233              541             886            8,222
Total assets                              146,961         470,094          175,748          47,351          840,154
Capital expenditures                        9,061           5,620            5,583               -           20,264

1999
Sales to external customers         $     126,826   $     319,491    $     155,932   $           -   $      602,249
Intersegment sales                         19,183          24,034           15,278               -           58,495
Operating income (loss)                    11,395         (35,462)          10,409          (6,099)         (19,757)
Depreciation and amortization               5,258          20,668            5,235           6,099           37,260
Total assets                              122,942         501,169          141,462          45,714          811,287
Capital expenditures                        3,565           5,990            2,449               -           12,004

2000
Sales to external customers         $     168,490   $     373,185    $     154,143   $           -   $      695,818
Intersegment sales                         12,026          38,102           20,812               -           70,940
Operating income (loss)                     8,332         (39,576)          10,028          (6,691)         (27,907)
Depreciation and amortization               5,918          24,318            4,687           5,606           40,529
Total assets                              121,035         507,206          149,565          42,519          820,325
Capital expenditures                        1,601           3,683            2,804               -            8,088

Financial information relating to the Company's operations by geographic area is as follows:

                                                 YEAR ENDED DECEMBER 31
                                         1998               1999              2000
                                  --------------------------------------------------
                                                     (In thousands)
NET SALES
United States                     $       165,457       $   325,604      $   397,869
United Kingdom                             18,915            67,340           65,806
France                                     23,788            57,811           86,654
Other                                      45,066           151,494          145,489
                                  --------------------------------------------------
                                  $       253,226      $    602,249      $   695,818
                                  ==================================================
LONG-LIVED ASSETS
United States                     $       271,525      $    245,609      $   225,093
United Kingdom                             33,587            32,533           28,458
Other                                       3,913               361              554
                                  --------------------------------------------------
                                  $       309,025      $    278,503      $   254,105
                                  ==================================================

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)

17.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              1998            1999             2000
                                                            --------------------------------------------
                                                                (In thousands, except per share amounts)
Numerator:
   Net income (loss)                                        $  9,840         $(25,310)        $(31,875)
   Preferred stock dividends                                   1,071            6,423            7,216
                                                            ------------------------------------------
   Numerator for basic earnings per share - income
     available to common shareholders                          8,769          (31,733)         (39,091)

   Effect of dilutive securities:
     Preferred stock dividends                                  --               --               --
                                                            ------------------------------------------
   Numerator for diluted earnings per share - income
     available to common shareholders
                                                            $  8,769         $(31,733)        $(39,091)

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding                      15,479           15,479           15,479

   Effect of dilutive securities:
     Employee stock options                                     --               --               --
     Preferred stock                                            --               --               --
                                                            ------------------------------------------
   Denominator for diluted earnings per
     share - adjusted weighted-average shares                 15,479           15,479           15,479
                                                            ==========================================

Basic earnings per share                                    $   0.57         $  (2.05)        $  (2.53)
                                                            ==========================================
Diluted earnings per share                                  $   0.57         $  (2.05)        $  (2.53)
                                                            ==========================================


Potential common shares resulting from stock options and convertible preferred stock at December 31, 1998, 1999 and 2000 were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


18.    STATEMENT OF CASH FLOW - SUPPLEMENTAL DISCLOSURES

Selected cash payments and non-cash activities were as follows:

                                                            YEAR ENDED DECEMBER 31
                                                     1998             1999             2000
                                                 -------------------------------------------
                                                                 (In thousands)
Cash paid (received) during the year for:
   Interest                                      $  1,166         $ 25,243         $ 26,871
   Income taxes                                    11,483            1,870           (1,873)

Non-cash activities:
   Intangible pension asset                      $    (21)        $    (21)        $    313
   Accumulated pension adjustment                   1,075           (1,560)             104
   Deferred taxes                                     659             (957)              69
                                                 ------------------------------------------
     Net accrued pension liability               $  1,713         $ (2,538)        $    486
                                                 ==========================================

During 1998, the Company financed $17.0 million of the non-competition agreement with the issuance of 340,000 shares of non-voting Series A Convertible Preferred Stock.

During 2000, approximately $27.4 million of net operating losses were carried back to the 1998 federal return of a former affiliate. The tax benefit of this carryback was approximately $9.6 million and was used to offset amounts due to the former affiliate.

19.    CONCENTRATIONS

For the year ended December 31, 1998, sales made to the Company's largest customer represented approximately 16% of the Company's total sales. No other customers, in any year, represented over 10% of the Company's total sales.

No one customer accounted for over 10% of the Company's total accounts receivable at December 31, 1998, 1999 or 2000.

Approximately 60% of the Company's employees are represented by eight separate domestic and international collective bargaining agreements which terminate at various times between November 2001 and August 2003. Approximately 18% of the labor force is covered by collective bargaining agreements that will expire within one year.

                           Special Metals Corporation
             Notes to Consolidated Financial Statements (continued)


20.      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 2000:

                                                                          FISCAL QUARTER
                                               FIRST           SECOND             THIRD             FOURTH
                                            ---------------------------------------------------------------
                                                       (In thousands, except per share amounts)
YEAR ENDED DECEMBER 31, 1999:
Net sales                                   $ 151,708         $ 158,842         $ 139,344         $ 152,355
Gross profit                                      536            10,403             3,342            (7,255)
Net loss                                       (6,693)             (337)           (5,445)          (12,835)
Net loss attributable to common
   shareholders                                (8,299)           (1,943)           (7,051)          (14,440)
Earnings per common share, basic and
   assuming dilution                            (0.54)            (0.13)            (0.46)            (0.92)

YEAR ENDED DECEMBER 31, 2000:

Net sales                                     175,081           176,875           162,241           181,621
Gross profit                                       33              (854)           (4,990)            5,496
Net loss                                       (7,795)           (7,728)          (11,340)           (5,012)
Net loss attributable to common
   shareholders                                (9,767)           (9,474)          (13,088)           (6,762)
Earnings per common share, basic and
   assuming dilution                            (0.63)            (0.61)            (0.85)            (0.44)

Schedule II - Valuation and Qualifying Accounts
Dollars in Thousands

                                                                  Additions
                                                        -----------------------------
                                           Balance at                     Charged to                          Balance
                                            Beginning     Charged to         Other                           at End of
Description                                 of Period       Expense        Accounts          Deductions        Period
- -----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
 Deducted from asset accounts:
     Allowance for doubtful accounts        $ 2,894        $ 2,316         $  (104)(d)        $   537(b)        $ 4,569
     Allowance for obsolescence               8,914           (538)           (216)(d)          2,567(c)          5,593
                                            ---------------------------------------------------------------------------
   Total                                    $11,808        $ 1,778         $  (320)           $ 3,104           $10,162
                                            ===========================================================================

Year ended December 31, 1999:
 Deducted from asset accounts:
     Allowance for doubtful accounts        $ 3,179        $  (167)        $   (43)(d)        $    75(b)        $ 2,894
     Allowance for obsolescence               7,526          1,497            (109)(d)           --               8,914
                                            ---------------------------------------------------------------------------
   Total                                    $10,705        $ 1,330         $  (152)           $    75           $11,808
                                            ===========================================================================

Year ended December 31, 1998:
 Deducted from asset accounts:
     Allowance for doubtful accounts        $   168        $     8         $ 3,358(a)         $   355(b)        $ 3,179
     Allowance for obsolescence               1,297            674           5,775(a)             220(c)          7,526
                                            ---------------------------------------------------------------------------
   Total                                    $ 1,465        $   682         $ 9,133            $   575           $10,705
                                            ===========================================================================

(a)      Valuation allowances of businesses acquired.

(b)      Uncollectible accounts written off, net of recoveries.

(c) Obsolete inventory disposals, physical inventory adjustments, and adjustments for material reclaimed or ultimately sold

(d)      Impact of foreign currency translation adjustments



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is herein incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is herein incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is herein incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is herein incorporated by reference to in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to April 30, 2001.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                   Page in
                                                                                                  Form 10-K
(a)      The following are filed as part of this report:

(1)      Audited financial statements of the Company as of December 31, 1999 and                  34
         2000, and for the three years in the period ended December 31, 2000.

(2)      Financial statement schedule

         II - Valuation and Qualifying Accounts                                                   67

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

10.5 Amendment No. 1 to Stockholders Agreement dated as of March 1, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.6           Technical Exchange Agreement between the Company and SIMA.
               (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

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

10.11 First Amendment to Amended and Restated Payment in Lieu of Taxes Agreement, dated January 22, 1998, by and between the Oneida County Industrial Development Agency and the Company

               (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

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

10.20.1 +      Employment Agreement, dated April 15, 1999 between the Company and T. Grant John (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended December 31, 2000).

10.20.2 +      Restricted Stock Award Agreement between the Company and T.
               Grant John (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended December 31, 2000).

10.20.3 +      Nonqualified Stock Option Agreement between the Company and T.
               Grant John (Incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended December 31, 2000).

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

10.25 First Amendment to the Credit Agreement and Limited Waiver dated as of April 1, 1999 by and among the Company, Credit Lyonnais New York Branch and the other financial institutions party thereto (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.26 Second Amendment to the Credit Agreement dated as of June 8, 1999 by and among the Company, Credit Lyonnais New York Branch and the other financial institutions party thereto (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.27 Third Amendment to the Credit Agreement and Limited Waiver dated as of December 29, 1999 by and among the Company, Credit Lyonnais New York Branch and the other financial institutions party thereto (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.28 Subordinated Loan Agreement dated as of December 17, 1999 between the Company and SIMA (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.29 Debt Subordination Agreement dated as of December 29, 1999 by and among the Company, SIMA and Credit Lyonnais New York Branch (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.30 + Agreement for Executive Services, dated November 8, 2000, between the Company and Philippe Choppin de Janvry (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.31 Technical Exchange Agreement, dated April 6, 2000, between the Company and Eramet (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000).

10.32 Warehouse Agreement, dated April 1, 2000, between Huntington Alloys and Aubert & Duval (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.33 * Fourth Amendment to the Credit Agreement dated as of March 28, 2001 by and among the Company, Credit Lyonnais New York Branch and other financial institutions party thereto.

10.34 * +      Employment Agreement, dated March 6, 2000, between the
               Company and Paul A. Totaro.

10.35 * +      Amended and Restated Employment Agreement, dated April 4,
               2000, between the Company and Dr. Gernant E. Maurer.

10.36 * +      Employment Agreement, dated March 30, 2000, between Special
               Metals Wiggin Ltd. and George B. Nairn.

10.37 * +      Employment Agreement, dated October 1, 1999, between Inco
               Alloys International, Inc. and James M. Hensler.

10.38 * +      Employment Agreement, dated December 31, 1999, between the
               Company and Teresa A. Daniel.

10.39 * +      Employment Agreement, dated March 6, 2000, between the
               Company and Thomas E. MacDonald.

21.1 *         Subsidiaries of the Company.

23.1 *         Consent of Ernst & Young LLP.

- ------------------


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2001.

                                            By  /s/ T. Grant John
                                                -------------------------------
                                                   T. Grant John
                                                 President
                                                (Principal Executive Officer)

         BE IT KNOWN TO ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul A. Totaro and T. Grant John such person's true and lawful attorney-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such persons might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Philippe Choppin de Janvry                                                                               March 28, 2001
- ------------------------------------
Philippe Choppin de Janvry                  Chairman of the Board


/s/ T. Grant John                                                                                            March 27, 2001
- ------------------------------------
T. Grant John                               President and Director
                                            (Principal Executive Officer)

/s/ Paul A. Totaro                                                                                           March 27, 2001
- ------------------------------------
Paul A. Totaro                              Controller, Treasurer and Acting Chief Financial Officer
                                            (Principal Accounting and Financial Officer)

/s/ Robert F. Dropkin                                                                                        March 27, 2001
- ------------------------------------
Robert F. Dropkin                           Director


/s/ Edouard Duval                                                                                            March 30, 2001
- ------------------------------------
Edouard Duval                               Director


/s/ Antoine G. Treuille                                                                                      March 28, 2001
- ------------------------------------
Antoine G. Treuille                         Director


/s/ Raymond F. Decker                                                                                        March 28, 2001
- ------------------------------------
Raymond F. Decker                           Director


/s/ J. Landis Martin                                                                                         March 28, 2001
- ------------------------------------
J. Landis Martin                            Director