Form 10-Q
period 2001-03-31
SPECIAL METALS CORP
filed 2001-05-16
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       or

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

                           4317 Middle Settlement Road
                             New Hartford, NY 13413
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 798-2900
              (Registrant's telephone number, including area code)


                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No

As of May 1, 2001, there were 15,479,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                      Page

Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2001                   2
           and December 31, 2000

           Condensed Consolidated Statements of Operations and Retained Earnings
           (Accumulated Deficit) for the three months ended March 31, 2000 and 2001     3

           Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 2000 and 2001                                                4

           Notes to Condensed Consolidated Financial Statements                         5

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                     15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                  24

Part II.   Other Information                                                           24

Item 1.    Legal Proceedings                                                           24

Item 2.    Changes in Securities and Use of Proceeds                                   24

Item 3.    Defaults Upon Senior Securities                                             25

Item 4.    Submission of Matters to a Vote of Security Holders                         25

Item 5.    Other Information                                                           25

Item 6.    Exhibits and Reports on Form 8-K                                            25

Signatures                                                                             26

Part I.    Financial Information

Item 1.    Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
                (Unaudited - In thousands, except share amounts)

                                                                                    December 31,        March 31,
                                                                                        2000              2001
                                                                                  ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $       8,574    $      14,094
   Accounts receivable - trade, less allowance for doubtful accounts
     of $4,569 and $4,808, respectively                                                 159,805          165,816
   Inventories                                                                          259,533          258,981
   Prepaid expenses and other current assets                                             10,260            5,043
                                                                                  ------------------------------
Total current assets                                                                    438,172          443,934
Property, plant and equipment                                                           254,105          246,227
Non-competition agreement, net of accumulated amortization
   of $8,017 and $8,942, respectively                                                    28,983           28,058
Non-current deferred taxes                                                               55,665           58,970
Other assets                                                                             43,400           41,936
                                                                                  ------------------------------
Total assets                                                                      $     820,325    $     819,125
                                                                                  ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                               $      64,867    $      71,841
   Accrued liabilities                                                                   43,572           48,458
   Notes payable                                                                          7,127            8,911
   Current portion of long-term debt and capital lease obligations                       30,168           31,651
                                                                                  ------------------------------
Total current liabilities                                                               145,734          160,861
Long-term debt and capital lease obligations                                            250,678          240,530
Subordinated notes payable to affiliate                                                  58,116           60,822
Postretirement benefits obligation                                                      198,760          199,895
Other long-term liabilities                                                              29,834           29,714
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting,
$0.01 par value, 10,000,000 shares authorized, 1,940,000
shares issued and outstanding                                                           106,890          107,035

Shareholders' equity:
   Common stock, $0.01 par value, 35,000,000 shares authorized,
     15,479,000 shares issued and outstanding                                               155              155
   Paid-in surplus                                                                       75,712           75,712
   Accumulated other comprehensive loss                                                 (12,133)         (16,566)
   Retained earnings (accumulated deficit)                                              (33,421)         (39,033)
                                                                                  -------------------------------
Total shareholders' equity                                                               30,313           20,268
                                                                                  ------------------------------
Total liabilities and shareholders' equity                                        $     820,325    $     819,125
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



                                                                                 Three months ended March 31,
                                                                                    2000                2001
                                                                           ----------------------------------------
Net sales                                                                           $ 175,081           $194,761
Cost of goods sold                                                                    175,048            183,937
                                                                           -------------------------------------
                                                                                           33             10,824

Selling, general and administrative expenses                                            7,082              7,405
                                                                           -------------------------------------

Operating income (loss)                                                                (7,049)             3,419

Interest income                                                                          (313)              (522)
Interest expense                                                                        7,100              7,491
Other expense (income)                                                                   (754)             1,826
                                                                           -------------------------------------

Loss before income taxes                                                              (13,082)            (5,376)

Income tax benefit                                                                     (5,287)            (1,515)
                                                                           --------------------------------------

Net loss                                                                               (7,795)            (3,861)

Preferred stock dividends                                                               1,972              1,751
                                                                           -------------------------------------

Net loss attributable to common shareholders                                           (9,767)            (5,612)

Retained earnings  (accumulated deficit)
   Beginning of period                                                                  5,670            (33,421)
                                                                           --------------------------------------

   End of period                                                                  $    (4,097)         $ (39,033)
                                                                           --------------------------------------
Net loss per share  (Basic and Dilutive)                                          $    (0.63)          $   (0.36)
                                                                           --------------------------------------
Weighted average shares outstanding  (Basic and Dilutive)                              15,479             15,479
                                                                           ======================================



     See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)



                                                                                   Three months ended March 31,
                                                                                        2000              2001
                                                                                  ------------------------------

OPERATING ACTIVITIES:
Net loss                                                                          $      (7,795)   $      (3,861)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                       10,187           10,161
     Other adjustments and changes in assets and liabilities                            (27,137)           8,238
                                                                                  ------------------------------
Net cash (used in) provided by operating activities                                     (24,745)          14,538

INVESTING ACTIVITIES:

Capital expenditures                                                                       (700)          (1,070)
Other                                                                                      (640)             452
                                                                                  ------------------------------
Net cash used in investing activities                                                    (1,340)            (618)


FINANCING ACTIVITIES:

Proceeds from (repayment of) term loans and other long-term debt                          3,459           (6,520)
Proceeds from subordinated notes payable                                                 22,330            1,607
Financing and other deferred costs                                                         (204)          (1,199)
Payment of preferred stock dividends                                                         --           (1,607)
Payments on capital lease obligations                                                      (177)            (123)
                                                                                  -------------------------------
Net cash provided by (used in) financing activities                                      25,408           (7,842)
Net effect of exchange rate changes on cash                                                 (43)            (558)
                                                                                  -------------------------------
Net (decrease) increase in cash and cash equivalents                                       (720)           5,520

Cash and cash equivalents at beginning of period                                          9,064            8,574
                                                                                  ------------------------------
Cash and cash equivalents at end of period                                        $       8,344    $      14,094
                                                                                  ==============================



     See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)



NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                             December 31,       March 31,
                                                2000              2001
                                          ------------------------------
Raw materials and supplies                $      73,733    $      74,002
Work-in-process                                 144,891          146,641
Finished goods                                   66,914           62,837
                                          ------------------------------
                                                285,538          283,480
Adjustment to LIFO cost                         (26,005)         (24,499)
                                          -------------------------------
                                          $     259,533    $     258,981
                                          ==============================

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)



NOTE 3 - BUSINESS SEGMENT INFORMATION

Segment information for the three months ended March 31, 2001 and 2000 is as follows.

                                        PREMIUM        HUNTINGTON       WIGGIN
                                        ALLOYS           ALLOYS          ALLOYS         CORPORATE           TOTAL
                                    -------------------------------------------------------------------------------
                                                                   (In thousands)

2000
Sales to external customers         $      43,627   $      88,256    $      43,198   $          --   $      175,081
Intersegment sales                          4,187          14,791            4,436              --           23,414

Operating income (loss)                     4,025         (10,851)           1,896          (2,119)          (7,049)
Interest expense                                                                                             (7,100)
Interest income                                                                                                 313
Other income (expense)                                                                                          754
                                                                                                     --------------
Loss before income taxes                                                                                    (13,082)


2001

Sales to external customers         $      48,914   $      98,937    $      46,910   $           -   $      194,761
Intersegment sales                          7,575          14,343            4,947               -           26,865

Operating income (loss)                     5,389          (1,263)           2,012          (2,719)           3,419
Interest expense                                                                                             (7,491)
Interest income                                                                                                 522
Other income (expense)                                                                                       (1,826)
                                                                                                     ---------------
Loss before income taxes                                                                                     (5,376)

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)



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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At March 31, 2001, the Company had total reserves of approximately $9.5 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2001 capital budget provides $1.8 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $0.1 million during the three months ended March 31, 2001. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)



         The following is a summary of the more significant environmental matters or proceedings in which the Company is currently involved:

         Asbestos Exposure Actions. Huntington Alloys, a domestic subsidiary of the Company ("Huntington"), is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of Huntington and former employees of contractors to Huntington, alleging exposure to asbestos at Huntington's West Virginia facility. Plaintiffs' counsel have also informed Huntington that they intend to add similar claims by additional plaintiffs. Insurance coverage is available for some of these proceedings.

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

         Manganese Exposure Actions. Huntington is a defendant in six actions seeking damages for alleged health problems resulting from exposure to manganese in welding products. The cases are at various stages of pleading and discovery. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

         The Company assumed responsibility for remediation of the Ludlow Site and has completed remediation except for that of an adjoining property known as the "North Gravel Pit." The discovery of PCB contamination in the North Gravel Pit has required further investigation and remediation. The Company's engineers have submitted to the New York State Department of Environmental Conservation (the "DEC") a report detailing their investigation pursuant to the work plan and recommending a remedial alternative. The Company has established a reserve based on the recommended remedial alternative. The Company has received comments from the DEC objecting to the recommended remedial alternative. In light of such comments, the Company has proposed a second recommended remedial alternative. The cost of the second remedial alternative is essentially the same as that for which the reserve was established.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)



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

         Universal Waste Site. The owners and operators of the Universal Waste Site, Utica, New York, conducted a preliminary site assessment pursuant to a consent order with the DEC, which also conducted a separate preliminary site assessment. The Company believes that at least four other PRPs have been identified with respect to the contamination at the site. The DEC is dividing the site into two separate sites, the Utica Alloys site (1.5 acre occupied by the industrial concern known as Utica Alloys, Inc.) and the Universal Waste site (the remainder of the original site). The Company has not been obligated to become involved in the investigation. Based upon the limited information available to it, the Company has established a reserve of $575,000. However, because of the preliminary nature of the investigation, it is not possible at this time to provide a reasonable estimate of the ultimate cost of any investigative or remedial work which will be required, or the Company's share, if any, of such costs. Therefore, it is possible that liabilities could arise in respect of this site that could have a material adverse effect on the business, results of operations, financial condition or cash flows of the Company.

         Huntington and Burnaugh RCRA Facility Assessments. The Huntington, West Virginia, and Burnaugh, Kentucky facilities of Huntington have been subject to site inspections pursuant to RCRA. Draft reports issued by the respective inspecting agencies recommended environmental investigation at Huntington and Burnaugh.

         The Huntington report was never issued in final form. No action has been taken by the inspecting agency since January 1996 in the case of Huntington. Burnaugh has been listed as one of over 1,700 high priority facilities. The Kentucky Division of Waste Management has revised the RCRA Facility Assessment report for Burnaugh and considers it to be a finalized document. A Voluntary Investigation Workplan submitted by the Company has been approved by the Division. The investigation is now underway. If an investigation is ultimately required in Huntington, and when such is completed in Burnaugh, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

         Huntington West Pickle House. The Company expects that the Huntington, West Virginia facility of Huntington will need to install a wet scrubber exhaust system to remove ammonia vapor directly from an ammonia/water solution tank within its West Pickle House. The cost is estimated to be approximately $525,000 and is expected to be incurred in calendar year 2001.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)



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

         Wiggin Electrical Switchgear. The Company expects that the Hereford, England facility of Wiggin will need to institute a phased program over ten years to replace its electrical switchgear, including oil-filled manual direct switchgear, air breakers and all other oil-filled switchgear. A program to replace the oil-filled manual direct switches began in 2000 (at a cost of $0.3 million incurred in that year) and will be completed by 2002, at a remaining estimated cost of $0.5 million. The cost of a program to replace the remainder of the electrical switchgear is estimated to be approximately $4.6 million, to be incurred during the period from 2002 through 2009.

         Wiggin Water Drainage Arrangements. The U.K. Environment Agency has informed Wiggin that they are considering improvements for the water drainage arrangements at the Hereford, England facility of Wiggin. They may request that Wiggin separate its process and storm water drainage systems.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)



INCO

         The Company has filed a lawsuit against Inco Limited ("Inco") and certain of its subsidiaries, (together with Inco, the "Sellers"). The Company has claims pending against the Sellers alleging that the Sellers made fraudulent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. The Sellers have filed a counterclaim against the Company seeking in excess of $13 million, which the Sellers' claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company intends to vigorously defend against the counterclaim. The lawsuit is still in the early stages of discovery, with depositions having begun in early May, 2001. At this stage in the proceeding, it is not possible to know if the Company will recover significant damages from the Sellers, or may ultimately be required to pay any or all of the amount sought by the Sellers.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)



NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2000 and 2001:

                                                                                      2000                2001
                                                                           -------------------------------------
                                                                          (In thousands, except per share amounts)

Numerator:
   Net loss                                                                           $(7,795)           $(3,861)
   Preferred stock dividends                                                            1,972              1,751
                                                                           -------------------------------------
   Numerator for basic earnings per share -
     loss available to common shareholders                                             (9,767)            (5,612)

   Effect of dilutive securities - preferred
     stock dividends                                                                       --                --
                                                                           -------------------------------------
   Numerator for diluted earnings per share - loss
     available to common shareholders                                                  (9,767)            (5,612)

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding                                               15,479             15,479

   Effect of dilutive securities:
     Employee stock options                                                                --                 --
     Preferred stock                                                                       --                 --
                                                                           -------------------------------------

   Denominator for diluted earnings per
     share - adjusted weighted-average shares                                          15,479             15,479
                                                                           =====================================

Basic earnings per share                                                                (0.63)             (0.36)
                                                                           =====================================
Diluted earnings per share                                                              (0.63)             (0.36)
                                                                           =====================================

Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)



NOTE 6 - COMPREHENSIVE LOSS

Comprehensive loss for the three month periods ended March 31, 2000 and 2001 consisted of the following:

                                                                                       2000               2001
                                                                                     ---------------------------
                                                                                       (In thousands)

Net loss                                                                               (7,795)            (3,861)
Change in fair value of derivative instruments                                             --             (1,356)
Change in foreign currency translation adjustment                                      (1,152)            (3,077)
                                                                                     ----------------------------
Comprehensive loss                                                                     (8,947)            (8,294)
                                                                                     ============================

Accumulated other comprehensive loss consists of the following at December 31, 2000 and March 31, 2001:

                                                                                       2000                2001
                                                                           --------------------------------------
                                                                                       (In thousands)
Pension adjustment                                                                       (115)              (115)
Fair value of derivative instruments                                                       --             (1,356)
Foreign currency translation adjustment                                               (12,018)           (15,095)
                                                                           --------------------------------------
Accumulated other comprehensive loss                                                  (12,133)           (16,566)
                                                                           ======================================

NOTE 7 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices, foreign currency exchange rates and interest rates. The Company is exposed to various market risks, including changes in commodity prices, foreign currency exchange rates and interest rates. As part of its risk management strategy, the Company has entered into financial instrument transactions which attempt to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates, and interest rates.

Effective January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge or cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In the normal course of business, the Company periodically purchases forward contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the commodity contracts result in the Company actually taking possession of the material; however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. All contracts settled in cash are designated as cash flow hedges of the Company's firm sales commitments, are short-term in nature to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle.

In the normal course of business, the Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures on its operations. Forward contracts are marked to market with unrealized gains and losses recognized in other income (expense).

To manage its exposure to interest rate fluctuations on its variable rate debt, the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $58,750,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement has a notional value of $58,750,000 through September 15, 2003 based on LIBOR at 5.76% and is cancelable at the bank's option on September 15, 2001. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a charge to accumulated other comprehensive income for the cumulative effect of an accounting change of $318,000, net of tax. Amounts in other comprehensive income will be reclassified into earnings over the remaining lives of the derivatives.

During the quarter ended March 31, 2001, the Company recorded net losses to accumulated other comprehensive income of $1,196,000, net of tax, for the change in fair value of derivatives designated as effective hedges. Additionally, losses of $158,000, net of tax, were reclassified from accumulated other comprehensive income to earnings due to the settlement of derivatives. The Company also recorded other expense of $676,000 related to its hedging instruments.

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

OVERVIEW

         The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications, and powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines. The Huntington Alloys Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubulars, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Wiggin Alloys Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, wire, foil, sheet, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. For the three months ended March 31, 2001, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 25.1%, 50.8%, and 24.1%, respectively, of the Company's net sales of $194.8 million.

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

         Export sales represent a significant portion of the Company's business. During the three months ended March 31, 2001, sales by domestic businesses of the Company to purchasers outside of the United States totaled 15% of the Company's total net sales.

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

         The Company uses large amounts of electricity and natural gas in the manufacture of its products. The prices for electricity, natural gas, and other energy resources are subject to market conditions and may be volatile. As a result, any increase in the cost of such resources may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See " - Forward Looking Statements." The financial performance of the Company's U.S. domestic operations was adversely impacted by rising natural gas costs during 2000 and in the three months ended March 31, 2001. As such, the Company announced that an energy surcharge would be applied to all orders received subsequent to January 31, 2001 and that the surcharge would vary among different product forms and grades. The Company's ability to maintain energy surcharges depends upon market conditions.

         A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At
March 31, 2001, the Company had open purchase contracts with a notional principal value of approximately $49.3 million. The fair value of the material covered by these contracts, based on the March 31, 2001 price quoted on the LME, was approximately $42.3 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                                                             Three months ended
                                                                                  March 31,
                                                                             2000             2001
                                                                             ----             ----
     Net sales                                                               100.0%           100.0%
     Costs of goods sold                                                     100.0             94.4
                                                                           --------          ------
       Gross profit (loss)                                                     0.0              5.6
     Selling, general and administrative expenses                              4.0              3.8
                                                                           --------          ------
       Operating income (loss)                                                (4.0)             1.8
     Interest income                                                           (.2)             (.2)
     Interest expense                                                          4.1              3.8
     Other expense (income)                                                    (.4)             1.0
                                                                           --------          ------
       Loss before income taxes                                               (7.5)            (2.8)
     Income tax benefit                                                       (3.0)             (.8)
                                                                           --------          -------
       Net loss                                                               (4.5)            (2.0)
                                                                           ========          =======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000.

NET SALES.

         Premium Alloys. Net sales increased $5.3 million, or 12.1%, from $43.6 million in the three months ended March 31, 2000 to $48.9 million in the three months ended March 31, 2001. This increase in sales is primarily attributable to increased sales volumes and average realized selling prices for nickel-based superalloys and special alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market.

         Huntington Alloys. Net sales increased $10.7 million, or 12.1%, from $88.3 million in the three months ended March 31, 2000 to $99.0 million in the three months ended March 31, 2001. This increase in sales is primarily attributable to increased sales volumes and average realized selling prices for nickel-based alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market. However, this increase was offset by a decline in sales and operating profit resulting primarily from reduced sales volumes and prices for the Company's products used in consumer-related goods (most notably, in the automotive and appliance industries) and continued weakness in the chemical processing industry.

         Wiggin Alloys. Net sales increased $3.7 million, or 8.6%, from $43.2 million in the three months ended March 31, 2000 to $46.9 million in the three months ended March 31, 2001. This increase in sales is primarily attributable to increased sales volumes and average realized selling prices for nickel-based superalloys and special alloys due to improved conditions in the commercial aerospace end-market.

COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold increased $4.6 million, or 12.2%, from $37.5 million in the three months ended March 31, 2000 to $42.1 million in the three months ended March 31, 2001. As a percentage of net sales, cost of goods sold increased from 86.0% in the three months ended March 31, 2000 to 86.1% in the three months ended March 31, 2001.

         Huntington Alloys. Cost of goods sold increased $0.7 million, or .7%, from $95.5 million in the three months ended March 31, 2000 to $96.2 million in the three months ended March 31, 2001. As a percentage of net sales, cost of goods sold decreased from 108.2% in the three months ended March 31, 2000 to 97.2% in the three months ended March 31, 2001, primarily as a result of fixed costs being absorbed over a higher volume of sales and the impact of increased selling prices as mentioned above.

         Wiggin Alloys. Cost of goods sold increased $3.7 million, or 9.0%, from $40.6 million in the three months ended March 31, 2000 to $44.3 million in the three months ended March 31, 2001. As a percentage of net sales, cost of goods sold increased from 94.1% in the three months ended March 31, 2000 to 94.4% in the three months ended March 31, 2001.

         Corporate. Cost of goods sold not allocated to an operating segment were $1.4 million in the three months ended March 31, 2000 and in the three months ended March 31, 2001. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.

GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit (loss) increased $0.7 million, or 11.6%, from $6.1 million in the three months ended March 31, 2000 to $6.8 million in the three months ended March 31, 2001.

         Huntington Alloys. Gross profit (loss) increased $10.0 million, or 138.5%, from $(7.2) million in the three months ended March 31, 2000 to $2.8 million in the three months ended March 31, 2001.

         Wiggin Alloys. Gross profit (loss) was $2.6 million in the three months ended March 31, 2000 and in the three months ended March 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $0.7 million, or 31.4%, from $2.1 million in the three months ended March 31, 2000 to $1.4 million in the three months ended March 31, 2001 as a result of reduced sales, marketing and administrative expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 4.8% in the three months ended March 31, 2000 to 2.9% in the three months ended March 31, 2001.

         Huntington Alloys. Selling, general and administrative expenses increased $0.5 million, or 12.3%, from $3.6 million in the three months ended March 31, 2000 to $4.1 million in the three months ended March 31, 2001 as a result of increased sales and marketing expenditures, offset in part by reduced administrative expenditures. Selling, general and administrative expenses as a percentage of net sales were 4.1% in the three months ended March 31, 2000 and in the three months ended March 31, 2001.

         Wiggin Alloys. Selling, general and administrative expenses decreased $0.1 million, or 7.7%, from $0.7 million in the three months ended March 31, 2000 to $0.6 million in the three months ended March 31, 2001 as a result of reduced sales and marketing expenditures, offset in part by increased research and development expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 1.5% in the three months ended March 31, 2000 to 1.3% in the three months ended March 31, 2001.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $0.6 million from $0.7 million in the three months ended March 31, 2000 to $1.3 million in the three months ended March 31, 2001 as a result of increased administrative expenditures.

OPERATING INCOME (LOSS).

         Premium Alloys. Operating income (loss) increased $1.4 million, or 33.9%, from $4.0 million in the three months ended March 31, 2000 to $5.4 million in the three months ended March 31, 2001. Operating income (loss) as a percentage of net sales increased from 9.2% in the three months ended March 31, 2000 to 11.0% in the three months ended March 31, 2001.

         Huntington Alloys. Operating income (loss) decreased $(9.5) million, or 88.4%, from $(10.8) million in the three months ended March 31, 2000 to $(1.3) million in the three months ended March 31, 2001. Operating income (loss) as a percentage of net sales decreased from (12.3)% in the three months ended March 31, 2000 to (1.3)% in the three months ended March 31, 2001.

         Wiggin Alloys. Operating income (loss) increased $0.1 million, or 6.1%, from $1.9 million in the three months ended March 31, 2000 to $2.0 million in the three months ended March 31, 2001. Operating income (loss) as a percentage of net sales decreased from 4.4% in the three months ended March 31, 2000 to 4.3% in the three months ended March 31, 2001.

INTEREST EXPENSE.

         Interest expense increased $0.4 million, or 5.5%, from $7.1 million in the three months ended March 31, 2000 to $7.5 million in the three months ended March 31, 2001, primarily due to an increase in indebtedness and interest rates.

OTHER EXPENSE (INCOME).

         Other expense (income) increased $2.6 million, from $(0.8) million in the three months ended March 31, 2000 to $1.8 million in the three months ended March 31, 2001. This increase is primarily attributable to an unrealized foreign currency loss of $1.4 million related to the Company's intercompany debt, which is denominated in U.S. dollars, and the Company's adoption of FAS 133 which resulted in a $0.9 million charge.

INCOME TAXES (BENEFIT).

         Income tax benefit decreased $3.8 million, or 71.3%, from $(5.3) million in the three months ended March 31, 2000 to $(1.5) million in the three months ended March 31, 2001, primarily due to the increase in operating income. The effective tax rate decreased from 40.4% in the three months ended March 31, 2000 to 28.2% in the three months ended March 31, 2001. This decrease in the effective tax rate relates to $1.4 million in unrealized currency losses in the U.K. for which no current tax benefit has been provided.

NET INCOME (LOSS).

         Net loss decreased $3.9 million, or 50.5%, from $(7.8) million in the three months ended March 31, 2000 to $(3.9) million in the three months ended March 31, 2001. Net loss as a percentage of net sales decreased from (4.5)% in the three months ended March 31, 2000 to (2.0)% in the three months ended March 31, 2001.

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

         Net cash provided by (used in) operating activities was $(24.7) million and $14.5 million for the three months ended March 31, 2000 and 2001, respectively. Net cash provided by operating activities for the three months ended March 31, 2001 increased primarily as the result of reduced investment in working capital.

         Capital expenditures were $0.7 million and $1.1 million for the three months ended March 31, 2000 and 2001, respectively.

         The Company's principal sources of funds are (i) funds generated from operations; (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (the "Credit Agreement"), which the Company entered into in connection with the IAI Acquisition; and (iii) borrowings under the Company's Subordinated Loan Agreement (the "Subordinated Loan Agreement") with Societe Industrielle de Materiaux Avances ("SIMA"), a principal stockholder of the Company.

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

         The Tranche A Term loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term loan is scheduled to be repaid in quarterly installments through 2005 as follows (in thousands):

                                        Tranche A         Tranche B
         Year                           Term Loan         Term Loan          Total

         2001 (remainder of 2001)    $      21,250    $         750     $      22,000
         2002                               36,250            1,000            37,250
         2003                               28,548           12,625            41,173
         2004                                   --           47,500            47,500
         2005                                   --           34,243            34,243

The Company has made all scheduled repayments that have come due.

         The Company is required to prepay amounts outstanding under the Credit Agreement out of any excess cash flow of the Company. Excess cash flow is defined as consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), minus the sum of debt service for the year, voluntary prepayments of the Term Loans, capital expenditures, income tax expense, restricted payments (as defined), and consideration for permitted acquisitions (as defined). If the Company were to have excess cash flow, prepayments would be applied first to the Term Loans, pro rata, then to amounts outstanding under the Revolving Credit Facility and finally as cash collateral against outstanding letters of credit. So long as any amounts remain outstanding under the Tranche A Term Loan, lenders under the Tranche B Term Loan may elect not to have their portion of the Tranche B Term Loan prepaid until the Tranche A Term Loan is paid in full.

         The Stock Purchase Agreement regarding the IAI Acquisition (the "Stock Purchase Agreement") set forth a post-closing procedure for adjusting the purchase price. Pursuant to the Credit Agreement, the Company was required to prepay amounts outstanding under the Credit Agreement in an amount equal to any adjustments to the purchase price received by the Company. During 1999, the Company and the Sellers followed the post-closing procedure provided in the Stock Purchase Agreement for adjusting the purchase price. As a result of this process and pursuant to the terms of the Credit Agreement, on May 4, 2000 the Company prepaid $1,043,600 towards the Tranche A Term Loan and $956,400 towards the Tranche B Term Loan.

         In December 2000, the Company sold substantially all of the plant assets and intangible assets in its dental amalgam operation located in Ann Arbor, Michigan to Kerr Corporation for an aggregate purchase price of $1,141,000. The terms of the Company's Credit Agreement require the Company to apply the net proceeds from divested assets towards the Tranche A and Tranche B Term Loans on a pro rata basis. Pursuant to this requirement, on February 5, 2001 the Company prepaid $408,000 towards the Tranche A Term Loan and $426,000 towards the Tranche B Term Loan.

         The Company's obligations under the Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and by a pledge of the capital stock of certain subsidiaries. The Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, permit liens on its assets, guarantee indebtedness or enter into certain transactions with affiliates. The Credit Agreement also requires the Company to satisfy certain financial tests relating to, among other things, the Company's minimum consolidated EBITDA, consolidated leverage ratio, interest coverage ratio and fixed charge coverage ratio.

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

         At March 31, 2001, the aggregate amount outstanding under the Revolving Credit Facility was $86.5 million. However, as a result of outstanding letters of credit issued under the Revolving Credit Facility, for purposes of determining borrowing availability, the balance outstanding under the Revolving Credit Facility is deemed to be $88.9 million. The amount outstanding under the Subordinated Revolving Credit Facility was $2.4 million at March 31, 2001. The aggregate amount outstanding under the Subordinated Term Loan was $58.4 million at March 31, 2001, due to the addition of accrued interest on the SIMA loans to the principal amount of the Subordinated Term Loan, the conversion of $27.6 million of Subordinated Revolving Loans to Subordinated Term Loans and additional advances from SIMA to pay dividends on the Company's Senior Preferred Stock (as defined below).

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

         The Company's Series A Convertible Preferred Stock ("Senior Preferred Stock") accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, (each, a "Dividend Payment Date"). The Company has the right to defer payment of accumulated dividends. The Company exercised the right to defer payment on each Dividend Payment Date from the issuance of the Senior Preferred Stock (October 28, 1998) through the January 28, 2000 Dividend Payment Date. For each of the April 28, July 28, October 28, 2000 and for the January 28 and April 28, 2001 Dividend Payment Dates, the Company borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of Senior Preferred Stock with the proceeds of each loan. As of March 31, 2001, the total amount of dividends accrued and unpaid was $10.0 million. In the event that the Company defers payment of dividends for more than six quarterly dividend periods, the number of directors constituting the Company's Board of Directors will be increased by at least two members, and the holders of Senior Preferred Stock will have the special right, voting separately as a single class, to elect two individuals to fill the newly created directorships.

         The Company does not expect the future costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement or discovery of previously unknown liabilities could result in expenditures in excess of amounts estimated to be required for such matters. See " - Forward Looking Statements."

         The Company expects that cash and cash equivalents on hand, cash flow from operations and borrowing capacity under the Credit Agreement and Subordinated Loan Agreement will be adequate to meet its anticipated operating requirements and planned capital expenditures over the next 12 months. See " - Forward Looking Statements."

BACKLOG

As of March 31, 2001, the Company's backlog orders aggregated approximately $332.1 million, compared to approximately $234.3 million at March 31, 2000. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at March 31, 2001 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

INFLATION

Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operations for the periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices, foreign currency exchange rates and interest rates. The Company is exposed to various market risks, including changes in commodity prices, foreign currency exchange rates and interest rates. The Company has entered into financial instrument transactions which attempt to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates, and interest rates.

         The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material, however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts settled in cash by approximately $530,000. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $360,000.

         At March 31, 2001, the Company has approximately $329.0 million of variable rate long-term debt. To manage its exposure to interest rate fluctuations on its variable rate debt, the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $58,750,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement has a notional value of $58,750,000 through September 15, 2003 based on LIBOR at 5.76% and is cancelable at the bank's option on September 15, 2001. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $212.0 million of debt that is not covered by the swap agreements by approximately $2.1 million.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and to Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for descriptions of certain legal and environmental matters.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

(a)      PRESS RELEASES

The Company issued a press release dated May 10, 2001 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended March 31, 2001.

The Company issued a press release dated April 16, 2001 announcing a price increase ranging from three to eight percent for all nickel-alloy products, effective with orders placed subsequent to April 18, 2001.

The Company issued a press release dated March 29, 2001 announcing re-negotiated terms of its senior credit facility with its bank syndicate, headed by Credit Lyonnais.

The Company issued a press release dated March 8, 2001 disclosing certain information, including certain results of operations and earnings for the fiscal quarter and year ended December 31, 2000.

The Company issued a press release dated January 22, 2001 announcing that an energy surcharge would be applied to all orders placed subsequent to January 31, 2001 and that the surcharge would vary among different product forms and grades.

The Company issued a press release dated January 17, 2001 announcing executive-level assignments and changes within its Special Metals Wiggin Ltd. subsidiary, located in Hereford, U.K.

The Company issued a press release dated January 9, 2001 announcing the appointment of Regis F. Zebroski to the position of Vice President and Chief Information Officer.

The Company issued a press release dated January 5, 2001 announcing a price increase ranging from four to eight percent for all nickel-alloy products, effective with orders placed subsequent to January 8, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

None

(b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION




Date:    May 15, 2001             By:               /s/   T. Grant John
                                           -------------------------------
                                           T. Grant John
                                           President
                                           (Principal Executive Officer)


Date:    May 15, 2001             By:               /s/   Paul A. Totaro
                                           -------------------------------
                                           Paul A. Totaro
                                           Controller, Treasurer and
                                           Acting Chief Financial Officer
                                           (Principal Accounting Officer)