Form 10-Q
period 2001-06-30
SPECIAL METALS CORP
filed 2001-08-13
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

                       Commission file No.   000-22029
                                         ----------------

                           SPECIAL METALS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      25-1445468
 -------------------------                       -------------------------
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


                                 Not Applicable
                      -------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

As of August 1, 2001, there were 15,479,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX


                                                                                                  Page
                                                                                                  ----
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2001                                  2
         and December 31, 2000

         Condensed Consolidated Statements of Operations and Retained Earnings
         (Accumulated Deficit) for the three months and six months ended June
         30, 2000 and 2001                                                                          3

         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 2000 and 2001                                                               4

         Notes to Condensed Consolidated Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                   15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                26

Part II. Other Information

Item 1.  Legal Proceedings                                                                         27

Item 2.  Changes in Securities and Use of Proceeds                                                 27

Item 3.  Defaults Upon Senior Securities                                                           27

Item 4.  Submission of Matters to a Vote of Security Holders                                       27

Item 5.  Other Information                                                                         28

Item 6.  Exhibits and Reports on Form 8-K                                                          29

Signatures                                                                                         30

Part I.  Financial Information

Item 1.  Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
                (Unaudited - In thousands, except share amounts)

                                                                    December 31,     June 30,
                                                                        2000           2001
                                                                   -------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $     8,574   $    10,364
  Accounts receivable - trade, less allowance for doubtful
    accounts of $4,569 and $4,621, respectively                        159,805       154,924
  Inventories                                                          259,533       260,310
  Prepaid expenses and other current assets                             10,260         6,211
                                                                   -------------------------
Total current assets                                                   438,172       431,809
Property, plant and equipment                                          254,105       238,812
Non-competition agreement, net of accumulated amortization
  of $8,017 and $9,867, respectively                                    28,983        27,133
Non-current deferred taxes                                              55,665        58,275
Other assets                                                            43,400        40,349
                                                                   -------------------------
Total assets                                                       $   820,325   $   796,378
                                                                   =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $    64,867   $    66,959
  Accrued liabilities                                                   43,572        48,284
  Notes payable                                                          7,127         5,186
  Current portion of long-term debt and capital lease
    obligations                                                         30,168        34,025
                                                                   -------------------------
Total current liabilities                                              145,734       154,454
Long-term debt and capital lease obligations                           250,678       226,163
Subordinated notes payable to affiliate                                 58,116        63,343
Postretirement benefits obligation                                     198,760       200,188
Other long-term liabilities                                             29,834        29,546
Commitments and contingencies

Redeemable, convertible preferred stock, Series A,
  nonvoting, $0.01 par value, 10,000,000 shares
  authorized, 1,940,000 shares issued and outstanding                  106,890       107,181

Shareholders' equity:
  Common stock, $0.01 par value, 35,000,000 shares authorized,
    15,479,000 shares issued and outstanding                               155           155
  Paid-in surplus                                                       75,712        75,712
  Accumulated other comprehensive loss                                 (12,133)      (16,913)
  Accumulated Deficit                                                  (33,421)      (43,451)
                                                                   --------------------------
Total shareholders' equity                                              30,313        15,503
                                                                   -------------------------
Total liabilities and shareholders' equity                         $   820,325   $   796,378
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

                                        Three months ended June 30,      Six months ended June 30,
                                             2000           2001              2000          2001
                                        -------------------------       --------------------------
Net sales                               $   176,875   $   182,281       $   351,956    $   377,042
Cost of goods sold                          177,729       170,466           352,777        354,403
                                        -------------------------       --------------------------
                                               (854)       11,815              (821)        22,639

Selling, general and
  administrative expenses                     6,560         8,896            13,642         16,301
                                        -------------------------       --------------------------

Operating income (loss)                      (7,414)        2,919           (14,463)         6,338

Interest expense                              7,592         7,219            14,692         14,710
Interest income                                (381)         (389)             (694)          (911)
Other expense (income)                       (1,703)         (580)           (2,457)         1,246
                                        --------------------------      --------------------------

Loss before income taxes                    (12,922)       (3,331)          (26,004)        (8,707)

Income tax benefit                           (5,194)         (666)          (10,481)        (2,181)
                                        --------------------------      ---------------------------

Net loss                                     (7,728)       (2,665)          (15,523)        (6,526)

Preferred stock dividends                     1,746         1,753             3,718          3,504
                                        -------------------------       --------------------------

Net loss attributable to
  common shareholders                        (9,474)       (4,418)          (19,241)       (10,030)

Retained earnings (accumulated deficit)
Beginning of period                          (4,097)      (39,033)            5,670        (33,421)
                                        --------------------------      ---------------------------

End of period                           $   (13,571)  $   (43,451)      $   (13,571)   $   (43,451)
                                        ==========================      ===========================

Net loss per share (Basic and Diluted)  $    (0.61)   $    (0.29)       $    (1.24)         (0.65)

Weighted average shares outstanding          15,479        15,479            15,479         15,479
(Basic and Diluted)



See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)

                                                                   Six months ended June 30,
                                                                        2000           2001
                                                                   -------------------------
OPERATING ACTIVITIES:
Net loss                                                           $   (15,523)  $    (6,526)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                       20,346        20,522
    Other adjustments and changes in assets and liabilities            (53,357)       13,738
                                                                   -------------------------
Net cash (used in) provided by operating activities                    (48,534)       27,734

INVESTING ACTIVITIES:
Capital expenditures                                                    (2,168)       (2,124)
Other                                                                   (1,521)          510
                                                                   -------------------------
Net cash used in investing activities                                   (3,689)       (1,614)


FINANCING ACTIVITIES:
Proceeds from (repayment of) term loans and other long-term debt         7,561       (22,382)
Proceeds from subordinated notes payable                                46,615         3,213
Financing and other deferred costs                                         (24)       (1,203)
Payment of preferred stock dividends                                    (1,607)       (3,213)
Payments on capital lease obligations                                      (76)         (217)
                                                                   --------------------------
Net cash provided by (used in) financing activities                     52,469       (23,802)
Net effect of exchange rate changes on cash                               (193)         (528)
                                                                   --------------------------
Net increase in cash and cash equivalents                                   53         1,790

Cash and cash equivalents at beginning of period                         9,064         8,574
                                                                   -------------------------
Cash and cash equivalents at end of period                         $     9,117   $    10,364
                                                                   =========================



See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                                                   December 31,      June 30,
                                                                        2000           2001
                                                                   -------------------------
Raw materials and supplies                                         $    73,733   $    73,107
Work-in-process                                                        144,891       141,829
Finished goods                                                          66,914        66,222
                                                                   -------------------------
                                                                       285,538       281,158
Adjustment to LIFO cost                                                (26,005)      (20,848)
                                                                   --------------------------
                                                                   $   259,533   $   260,310
                                                                   =========================

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                   (Unaudited)


NOTE 3 - BUSINESS SEGMENT INFORMATION

Segment information for the six months ended June 30, 2001 and 2000 is as follows.

                                 PREMIUM    HUNTINGTON     WIGGIN
                                 ALLOYS       ALLOYS        ALLOYS       CORPORATE       TOTAL
                             -----------------------------------------------------------------
                                                      (In thousands)
2000
Sales to external customers  $    84,265   $   184,232  $    83,459   $         -  $   351,956
Intersegment sales                 5,364        30,920        8,966             -       45,250

Operating income (loss)            6,627       (23,063)       5,791        (3,818)     (14,463)
Interest expense                                                                       (14,692)
Interest income                                                                            694
Other income (expense)                                                                   2,457
                                                                                   -----------
Loss before income taxes                                                               (26,004)


2001
Sales to external customers  $    95,181   $   192,610  $    89,251   $         -  $   377,042
Intersegment sales                12,035        27,233        9,083             -       48,351

Operating income (loss)           13,151        (2,903)       3,364        (7,274)       6,338
Interest expense                                                                       (14,710)
Interest income                                                                            911
Other income (expense)                                                                  (1,246)
                                                                                   ------------
Loss before income taxes                                                                (8,707)

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                   (Unaudited)


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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At June 30, 2001, the Company had total reserves of approximately $9.3 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2001 capital budget provides $1.8 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $0.5 million during the six months ended June 30, 2001. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                   (Unaudited)

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

         Jurisdiction over all asbestos cases pending in the State of West Virginia has been transferred to the Mass Litigation Panel, a panel set up by the West Virginia Supreme Court of Appeals to streamline the processes and procedures for resolving asbestos cases. The Mass Litigation Panel has set a group of 10 plaintiffs for trial in September 2001 and a group of 41 plaintiffs for trial in November 2001. None of the plaintiffs whose claims are set for trial in September 2001 have asserted claims against Huntington. Four of the plaintiffs whose claims are set for trial in November 2001 have asserted claims against Huntington, although, aside from forms produced by plaintiffs' counsel, no information has been produced to date to show that these plaintiffs were ever exposed to asbestos at the Huntington facility. The Mass Litigation Panel also has scheduled a trial to be held in January 2002, but the plaintiffs whose claims will be included in this trial group have not yet been identified.

         In July of 2001, the West Virginia Supreme Court of Appeals issued a mandate to the presiding judge of the Mass Litigation Panel to commence all trials necessary to dispose of all asbestos litigation in the State of West Virginia by July 1, 2002.

         The Company is not able to reasonably estimate what the ultimate loss, if any, will be with respect to these matters. However, the damages sought by plaintiffs in these actions, if Huntington were required to pay them, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

         Manganese Exposure Actions. Huntington is a defendant in seven cases seeking damages for alleged health problems resulting from exposure to manganese in welding products. The cases are at various stages of pleading and discovery. One of the cases involves numerous plaintiffs. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                   (Unaudited)

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


         The Huntington report was never issued in final form. No action has been taken by the inspecting agency since January 1996 in the case of Huntington. Burnaugh has been listed as one of over 1,700 high priority facilities. The Kentucky Division of Waste Management has revised the RCRA Facility Assessment report for Burnaugh and considers it to be a finalized document. A Voluntary Investigation Workplan submitted by the Company has been approved by the Division. The investigation is now underway. A revised Voluntary Investigation Workplan for three Solid Waste Management Units has been proposed to and approved by the Division. If an investigation is ultimately required in Huntington, and when such is completed in Burnaugh, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 June 30, 2001
                                  (Unaudited)


         Huntington West Pickle House. The Company's Huntington, West Virginia facility of Huntington installed a wet scrubber exhaust system to remove ammonia vapor directly from an ammonia/water solution tank within its West Pickle House. The system is now operational.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                   (Unaudited)



         Tremont City Landfill Site. The Company recently received notice from the United States Environmental Protection Agency (the "EPA") that Huntington has been identified as one of 37 PRPs under CERCLA at the Tremont City Landfill Site in Clark County, Ohio. Because of the preliminary nature of this matter, it is not possible at this time to provide a reasonable estimate of the ultimate cost of any work which may be required at the Tremont City Landfill Site, or the Company's share, if any, of such costs. Though the Company does not believe it likely that liabilities, if any, at the Tremont City Landfill Site will have a material adverse effect on the Company's business, results of operations, financial condition or cash flows, this possibility cannot be excluded.

         New Hartford Storm Water Treatment System. A cooling tower at the Company's facility in New Hartford, New York was inadvertently drained into the facility's storm water treatment system. The DEC was notified of this event. It is not known whether the Department will take administrative action.


INCO

         The Company has filed a lawsuit against Inco Limited ("Inco") and certain of its subsidiaries, (together with Inco, the "Sellers"). The Company has claims pending against the Sellers alleging that the Sellers made fraudulent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. The Sellers have filed a counterclaim against the Company seeking in excess of $13 million, which the Sellers claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company intends to vigorously defend against the counterclaim. The lawsuit is still in the early stages of discovery, with depositions having begun in early May, 2001. At this stage in the proceeding, it is not possible to know if the Company will recover significant damages from the Sellers, or may ultimately be required to pay any or all of the amount sought by the Sellers.


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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                   (Unaudited)



NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2000 and 2001:

                                             Three months ended June 30,   Six months ended June 30,
                                                  2000         2001          2000         2001
                                             ---------------------------   --------------------------
Numerator:
  Net loss                                     $ (7,728)    $ (2,665)      $(15,523)    $ (6,526)
  Preferred stock dividends                       1,746        1,753          3,718        3,504
                                               --------     --------       --------     --------
  Numerator for basic earnings per share-
   loss available to common shareholders         (9,474)      (4,418)       (19,241)     (10,030)

  Effect of dilutive securities - preferred
    stock dividends                                  --           --             --           --
                                               --------     --------       --------     --------

  Numerator for diluted earnings per
    share-loss available to common
    shareholders after assumed conversions     $ (9,474)    $ (4,418)      $(19,241)    $(10,030)
                                               ========     ========       ========     ========

Denominator:
  Denominator for basic earnings per share-
    weighted-average shares outstanding          15,479       15,479         15,479       15,479
  Effect of dilutive securities:
    Employee stock options                           --           --             --           --
    Preferred stock                                  --           --             --           --
                                               --------     --------       --------     --------

Denominator for diluted earnings per
  share- adjusted weighted-average shares        15,479       15,479         15,479       15,479
                                               ========     ========       ========     ========

Basic earnings per share                       $  (0.61)    $  (0.29)      $  (1.24)    $  (0.65)
                                               ========     ========       ========     ========

Diluted earnings per share                     $  (0.61)    $  (0.29)      $  (1.24)    $  (0.65)
                                               ========     ========       ========     ========


Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                   (Unaudited)



NOTE 6 - COMPREHENSIVE LOSS

Comprehensive loss for the three month and six month periods ended June 30, 2000 and 2001 consisted of the following:

                                        Three months ended June 30,     Six months ended June 30,
                                             2000           2001              2000          2001
                                        -------------------------       --------------------------
Net loss                                $    (7,728)  $    (2,665)      $   (15,523)   $    (6,526)
Change in fair value of derivative
  instruments                                     -           454                 -           (902)
Change in foreign currency translation
  adjustment                                 (3,817)         (801)           (4,969)        (3,878)
                                        --------------------------      ---------------------------
Comprehensive loss                      $   (11,545)  $    (3,012)      $   (20,492)   $   (11,306)
                                        ==========================      ===========================



Accumulated other comprehensive loss consists of the following at December 31, 2000 and June 30, 2001:

                                         December 31,      June 30,
                                             2000           2001
                                        ----------------------------------

Pension adjustment                      $      (115)  $      (115)
Fair value of derivative instruments              -          (902)
Foreign currency translation adjustment     (12,018)      (15,896)
                                        --------------------------------
Accumulated other comprehensive loss    $   (12,133)  $   (16,913)
                                        ================================

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2001
                                   (Unaudited)

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

In the normal course of business, the Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures on its operations. Forward contracts are marked to market with unrealized gains and losses recognized in other expense (income).

To manage its exposure to interest rate fluctuations on its variable rate debt, the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $57,125,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement has a notional value of $57,125,000 through September 15, 2003 based on LIBOR at 5.76% and is cancelable at the bank's option on September 15, 2001. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense.

Amounts in other comprehensive income will be reclassified into earnings over the remaining lives of the derivatives.

During the quarter ended June 30, 2001, the Company recorded net gains to accumulated other comprehensive income of $296,000, net of tax, for the change in fair value of derivatives designated as effective hedges. Additionally, losses of $158,000, net of tax, were reclassified from accumulated other comprehensive income to earnings due to the settlement of derivatives. The Company also recorded other expense of $26,000 related to its hedging instruments.

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

OVERVIEW

         The Company manufactures high-performance nickel-based alloys and superalloys, which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications, and powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines. The Huntington Alloys Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubulars, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Wiggin Alloys Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, wire, foil, sheet, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe. For the six months ended June 30, 2001, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 25.2%, 51.1%, and 23.7%, respectively, of the Company's net sales of $377.0 million.

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

         Export sales represent a significant portion of the Company's business. During the six months ended June 30, 2001, sales by domestic businesses of the Company to purchasers outside of the United States totaled 16% of the Company's total net sales.

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

         The Company uses large amounts of electricity and natural gas in the manufacture of its products. The prices for electricity, natural gas, and other energy resources are subject to market conditions and may be volatile. As a result, any increase in the cost of such resources may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See " - Forward Looking Statements." The financial performance of the Company's U.S. domestic operations was adversely impacted by rising natural gas costs during 2000 and in the six months ended June 30, 2001. As such, the Company announced that an energy surcharge would be applied to all orders received subsequent to January 31, 2001 and that the surcharge would vary among different product forms and grades. The Company's ability to realize energy surcharges depends upon market conditions.

         A substantial portion of the Company's raw material used in production consists of commodities, such as nickel, which are subject to wide price fluctuations. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Although the Company's long-term agreements provide for certain price adjustments to reflect changes in the price of raw materials, once a customer places an order, the price is generally fixed and not subject to further adjustment. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product orders, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At June 30, 2001, the Company had open purchase contracts with a notional principal value of approximately $46.0 million. The fair value of the material covered by these contracts, based on the June 30, 2001 price quoted on the LME, was approximately $40.9 million. Unrealized gains and losses on the contracts which have been designated, and are effective, as hedges for firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                           Three months ended June 30,    Six months ended June 30,
                                2000       2001               2000        2001
                           ---------------------------    -------------------------
Net sales                      100.0%     100.0%              100.0%     100.0%
Costs of goods sold            100.5       93.5               100.2       94.0
                               -----      -----               -----      -----
Gross profit (loss)             (0.5)       6.5                (0.2)       6.0
Selling, general and
  administrative expenses        3.7        4.9                 3.9        4.3
                               -----      -----               -----      -----
Operating income (loss)         (4.2)       1.6                (4.1)       1.7
Interest expense                 4.3        4.0                 4.2        3.9
Interest income                 (0.2)      (0.2)               (0.2)      (0.2)
Other expense (income)          (1.0)      (0.3)               (0.7)       0.3
                               -----      -----               -----      -----
Loss before income taxes        (7.3)      (1.9)               (7.4)      (2.3)
Income tax benefit              (2.9)      (0.4)               (3.0)      (0.6)
                               -----      -----               -----      -----

Net loss                        (4.4)%     (1.5)%              (4.4)%     (1.7)%
                               =====      =====               =====      =====


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000.

NET SALES.

         Premium Alloys. Net sales increased $5.7 million, or 13.9%, from $40.6 million in the three months ended June 30, 2000 to $46.3 million in the three months ended June 30, 2001. This increase in sales is primarily attributable to increased sales volumes and average realized selling prices for nickel-based superalloys and special alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market.

         Huntington Alloys. Net sales decreased $2.3 million, or 2.4%, from $96.0 million in the three months ended June 30, 2000 to $93.7 million in the three months ended June 30, 2001. This decrease in sales is primarily attributable to reduced sales volumes and average realized selling prices for the Company's products used in consumer-related goods (most notably, in the automotive and appliance industries) and continued weakness in the chemical processing industry. However, this decrease was offset by an increase in sales volumes and average realized selling prices for nickel-based alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market.

         Wiggin Alloys. Net sales increased $2.0 million, or 5.2%, from $40.3 million in the three months ended June 30, 2000 to $42.3 million in the three months ended June 30, 2001. This increase in sales is primarily attributable to increased sales volumes and average realized selling prices for nickel-based superalloys and special alloys due to improved conditions in the commercial aerospace end-market.

COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold increased $1.0 million, or 2.7%, from $36.1 million in the three months ended June 30, 2000 to $37.1 million in the three months ended June 30, 2001. As a percentage of net sales, cost of goods sold decreased from 88.9% in the three months ended June 30, 2000 to 80.2% in the three months ended June 30, 2001, primarily as a result of fixed costs being absorbed over a higher volume of sales and the impact of increased selling prices as mentioned above.

         Huntington Alloys. Cost of goods sold decreased $12.9 million, or 12.4%, from $104.4 million in the three months ended June 30, 2000 to $91.5 million in the three months ended June 30, 2001, primarily as a result of lower raw material costs, principally nickel. As a percentage of net sales, cost of goods sold decreased from 108.8% in the three months ended June 30, 2000 to 97.7% in the three months ended June 30, 2001.

         Wiggin Alloys. Cost of goods sold increased $4.6 million, or 12.9%, from $35.8 million in the three months ended June 30, 2000 to $40.4 million in the three months ended June 30, 2001. As a percentage of net sales, cost of goods sold increased from 88.8% in the three months ended June 30, 2000 to 95.3% in the three months ended June 30, 2001.

         Corporate. Cost of goods sold not allocated to an operating segment were $1.4 million in the three months ended June 30, 2000 and $1.5 million in the three months ended June 30, 2001. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.


GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit (loss) increased $4.7 million, or 102.7%, from $4.5 million in the three months ended June 30, 2000 to $9.2 million in the three months ended June 30, 2001.

         Huntington Alloys. Gross profit (loss) increased $10.6 million, or 125.7%, from $(8.4) million in the three months ended June 30, 2000 to $2.2 million in the three months ended June 30, 2001.

         Wiggin Alloys. Gross profit (loss) decreased $2.6 million, or 56.0%, from $4.5 million in the three months ended June 30, 2000 to $1.9 million in the three months ended June 30, 2001.


SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $0.5 million, or 26.5%, from $1.9 million in the three months ended June 30, 2000 to $1.4 million in the three months ended June 30, 2001 as a result of reduced sales, marketing, administrative and research expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 4.7% in the three months ended June 30, 2000 to 3.1% in the three months ended June 30, 2001.

         Huntington Alloys. Selling, general and administrative expenses were $3.8 million in the three months ended June 30, 2000 and three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of net sales increased from 3.9% in the three months ended June 30, 2000 to 4.1% in the three months ended June 30, 2001.

         Wiggin Alloys. Selling, general and administrative expenses were $0.6 million in the three months ended June 30, 2000 and three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of net sales was 1.5% in the three months ended June 30, 2000 and three months ended June 30, 2001.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $2.8 million from $0.3 million in the three months ended June 30, 2000 to $3.1 million in the three months ended June 30, 2001. This increase is primarily attributable to increased legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses.


OPERATING INCOME (LOSS).

         Premium Alloys. Operating income (loss) increased $5.2 million, or 198.3%, from $2.6 million in the three months ended June 30, 2000 to $7.8 million in the three months ended June 30, 2001. Operating income (loss) as a percentage of net sales increased from 6.4% in the three months ended June 30, 2000 to 16.8% in the three months ended June 30, 2001.

         Huntington Alloys. Operating income (loss) decreased $(10.6) million, or 86.6%, from $(12.2) million in the three months ended June 30, 2000 to $(1.6) million in the three months ended June 30, 2001. Operating income (loss) as a percentage of net sales decreased from (12.7%) in the three months ended June 30, 2000 to (1.8%) in the three months ended June 30, 2001.

         Wiggin Alloys. Operating income (loss) decreased $2.6 million, or 65.3%, from $3.9 million in the three months ended June 30, 2000 to $1.3 million in the three months ended June 30, 2001. Operating income (loss) as a percentage of net sales decreased from 9.7% in the three months ended June 30, 2000 to 3.2% in the three months ended June 30, 2001.


INTEREST EXPENSE.

         Interest expense decreased $0.4 million, or 4.9%, from $7.6 million in the three months ended June 30, 2000 to $7.2 million in the three months ended June 30, 2001, primarily due to a decrease in indebtedness and interest rates.


OTHER EXPENSE (INCOME).

         Other expense (income) decreased $1.1 million, from $(1.7) million in the three months ended June 30, 2000 to $(0.6) million in the three months ended June 30, 2001. This decrease is primarily attributable to an unrealized foreign currency loss of $0.4 million related to the Company's intercompany debt, which is denominated in U.S. dollars.


INCOME TAXES (BENEFIT).

         Income tax benefit decreased $4.5 million, or 87.2%, from $(5.2) million in the three months ended June 30, 2000 to $(0.7) million in the three months ended June 30, 2001, primarily due to the increase in operating income.


NET LOSS.

         Net loss decreased $5.0 million, or 65.5%, from $(7.7) million in the three months ended June 30, 2000 to $(2.7) million in the three months ended June 30, 2001. Net loss as a percentage of net sales decreased from (4.4%) in the three months ended June 30, 2000 to (1.5%) in the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000.


NET SALES.

         Premium Alloys. Net sales increased $10.9 million, or 13.0%, from $84.3 million in the six months ended June 30, 2000 to $95.2 million in the six months ended June 30, 2001. This increase in sales is primarily attributable to increased sales volumes and average realized selling prices for nickel-based superalloys and special alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market.

         Huntington Alloys. Net sales increased $8.4 million, or 4.5%, from $184.2 million in the six months ended June 30, 2000 to $192.6 million in the six months ended June 30, 2001. This increase in sales is primarily attributable to increased sales volumes and average realized selling prices for nickel-based alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market. However, this increase was offset by a decline in sales and operating profit resulting primarily from reduced sales volumes and average realized selling prices for the Company's products used in consumer-related goods (most notably, in the automotive and appliance industries) and continued weakness in the chemical processing industry.

         Wiggin Alloys. Net sales increased $5.7 million, or 6.9%, from $83.5 million in the six months ended June 30, 2000 to $89.2 million in the six months ended June 30, 2001. This increase in sales is primarily attributable to increased sales volumes and average realized selling prices for nickel-based superalloys and special alloys due to improved conditions in the commercial aerospace end-market.


COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold increased $5.6 million, or 7.5%, from $73.6 million in the six months ended June 30, 2000 to $79.2 million in the six months ended June 30, 2001. As a percentage of net sales, cost of goods sold decreased from 87.4% in the six months ended June 30, 2000 to 83.2% in the six months ended June 30, 2001, primarily as a result of fixed costs being absorbed over a higher volume of sales and the impact of increased selling prices as mentioned above.

         Huntington Alloys. Cost of goods sold decreased $12.3 million, or 6.2%, from $200.0 million in the six months ended June 30, 2000 to $187.7 million in the six months ended June 30, 2001, primarily as a result of lower raw material costs, principally nickel. As a percentage of net sales, cost of goods sold decreased from 108.5% in the six months ended June 30, 2000 to 97.4% in the six months ended June 30, 2001.

         Wiggin Alloys. Cost of goods sold increased $8.2 million, or 10.8%, from $76.4 million in the six months ended June 30, 2000 to $84.6 million in the six months ended June 30, 2001. As a percentage of net sales, cost of goods sold increased from 91.5% in the six months ended June 30, 2000 to 94.8% in the six months ended June 30, 2001.

         Corporate. Cost of goods sold not allocated to an operating segment increased $0.1 million from $2.8 million in the six months ended June 30, 2000 to $2.9 million in the six months ended June 30, 2001. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.

GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit (loss) increased $5.3 million, or 50.3%, from $10.7 million in the six months ended June 30, 2000 to $16.0 million in the six months ended June 30, 2001.

         Huntington Alloys. Gross profit (loss) increased $20.7 million from $(15.8) million in the six months ended June 30, 2000 to $4.9 million in the six months ended June 30, 2001.

         Wiggin Alloys. Gross profit (loss) decreased $2.5 million, or 34.8%, from $7.1 million in the six months ended June 30, 2000 to $4.6 million in the six months ended June 30, 2001.


SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $1.2 million, or 29.0%, from $4.0 million in the six months ended June 30, 2000 to $2.8 million in the six months ended June 30, 2001 as a result of reduced sales, marketing, administrative and research expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 4.8% in the six months ended June 30, 2000 to 3.0% in the six months ended June 30, 2001.

         Huntington Alloys. Selling, general and administrative expenses increased $0.6 million, or 7.4%, from $7.3 million in the six months ended June 30, 2000 to $7.9 million in the six months ended June 30, 2001 as a result of increased sales, marketing, and administrative expenditures. Selling, general and administrative expenses as a percentage of net sales increased from 4.0% in the six months ended June 30, 2000 to 4.1% in the six months ended June 30, 2001.

         Wiggin Alloys. Selling, general and administrative expenses decreased $0.1 million, or 2.2%, from $1.3 million in the six months ended June 30, 2000 to $1.2 million in the six months ended June 30, 2001 as a result of reduced sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 1.5% in the six months ended June 30, 2000 to 1.4% in the six months ended June 30, 2001.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $3.4 million from $1.0 million in the six months ended June 30, 2000 to $4.4 million in the six months ended June 30, 2001. This increase is primarily attributable to increased legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses.


OPERATING INCOME (LOSS).

         Premium Alloys. Operating income (loss) increased $6.5 million, or 98.5%, from $6.7 million in the six months ended June 30, 2000 to $13.2 million in the six months ended June 30, 2001. Operating income (loss) as a percentage of net sales increased from 7.9% in the six months ended June 30, 2000 to 13.8% in the six months ended June 30, 2001.

         Huntington Alloys. Operating income (loss) decreased $(20.1) million, or 87.4%, from $(23.1) million in the six months ended June 30, 2000 to $(3.0) million in the six months ended June 30, 2001. Operating income (loss) as a percentage of net sales decreased from (12.5%) in the six months ended June 30, 2000 to (1.5%) in the six months ended June 30, 2001.

         Wiggin Alloys. Operating income (loss) decreased $2.4 million, or 41.9%, from $5.8 million in the six months ended June 30, 2000 to $3.4 million in the six months ended June 30, 2001. Operating income (loss) as a percentage of net sales decreased from 6.9% in the six months ended June 30, 2000 to 3.8% in the six months ended June 30, 2001.

INTEREST EXPENSE.

         Interest expense was $14.7 million in the six months ended June 30, 2000 and six months ended June 30, 2001.


OTHER EXPENSE (INCOME).

         Other expense (income) increased $3.7 million from $(2.5) million in the six months ended June 30, 2000 to $1.2 million in the six months ended June 30, 2001. This increase is primarily attributable to an unrealized foreign currency loss of $1.8 million related to the Company's intercompany debt, which was denominated in U.S. dollars and the Company's adoption of FAS 133 which resulted in a $0.9 million charge.


INCOME TAXES (BENEFIT).

         Income tax benefit decreased $8.3 million, or 79.2%, from $(10.5) million in the six months ended June 30, 2000 to $(2.2) million in the six months ended June 30, 2001, primarily due to the increase in operating income. The effective tax rate decreased from 40.3% in the six months ended June 30, 2000 to 25.0% in the six months ended June 30, 2001 due to certain foreign losses/expenses upon which no tax benefit was provided and also due to some permanent timing differences.


NET LOSS.

         Net loss decreased $9.0 million, or 58.0%, from $(15.5) million in the six months ended June 30, 2000 to $(6.5) million in the six months ended June 30, 2001. Net loss as a percentage of net sales decreased from (4.4%) in the six months ended June 30, 2000 to (1.7%) in the six months ended June 30, 2001.


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

         Net cash (used in) provided by operating activities was $(48.5) million and $27.7 million for the six months ended June 30, 2000 and 2001, respectively. Net cash provided by operating activities for the six months ended June 30, 2001 increased primarily as the result of reduced investment in working capital and improved operating results.

         Capital expenditures were $2.2 million and $2.1 million for the six months ended June 30, 2000 and 2001, respectively.

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

         The Tranche A Term loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term loan is scheduled to be repaid in quarterly installments through 2005 as follows (in thousands):

                                         Tranche A     Tranche B
        Year                             Term Loan     Term Loan       Total
        ----                        ------------------------------------------

        2001 (remainder of 2001)      $    15,000    $      500    $    15,500
        2002                               36,250         1,000         37,250
        2003                               28,442        12,625         41,067
        2004                                    -        47,500         47,500
        2005                                    -        34,125         34,125


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

         In December 2000, the Company sold substantially all of the plant assets and intangible assets in its dental amalgam operation located in Ann Arbor, Michigan to Kerr Corporation for an aggregate purchase price of $1,141,000. The terms of the Company's Credit Agreement require the Company to apply the net proceeds from divested assets towards the Tranche A and Tranche B Term Loans on a pro rata basis. Pursuant to this requirement, on February 5, 2001 the Company prepaid $408,000 towards the Tranche A Term Loan and $426,000 towards the Tranche B Term Loan. On May 8, 2001, the Company prepaid an additional $105,000 towards the Tranche A Term Loan and $118,000 towards the Tranche B Term Loan.

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

         Effective December 17, 1999, the Company entered into the Subordinated Loan Agreement with SIMA, which is the owner of 38.5% of the Company's outstanding common stock. The Subordinated Loan Agreement provides for $20 million in term loans (the "Subordinated Term Loans") and a $30 million revolving credit facility (the "Subordinated Revolving Credit Facility"). Proceeds from the Subordinated Term Loans were used for working capital purposes and to make required repayments to the Senior Lenders under the Credit Agreement. Under the Subordinated Revolving Credit Facility, the Company could initially borrow ("Subordinated Revolving Loans"), repay (subject to certain restrictions) and re-borrow from time to time up to $30 million in the aggregate. As a result of the conversion of $27.6 million of Subordinated Revolving Loans to Subordinated Term Loans (as described below), the Company could borrow, repay (subject to certain restrictions) and reborrow from time to time up to $2.4 million in the aggregate until the expiration of SIMA's commitment to make Subordinated Revolving Loans to the Company on August 15, 2001. The Subordinated Term Loans and outstanding Subordinated Revolving Loans mature on July 28, 2006 (the "Maturity Date").

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

         At June 30, 2001, the aggregate amount outstanding under the Revolving Credit Facility was $81.5 million. However, as a result of outstanding letters of credit issued under the Revolving Credit Facility, for purposes of determining borrowing availability, the balance outstanding under the Revolving Credit Facility is deemed to be $83.9 million. The amount outstanding under the Subordinated Revolving Credit Facility was $2.4 million at June 30, 2001. The aggregate amount outstanding under the Subordinated Term Loan was $60.9 million at June 30, 2001, due to the addition of accrued interest on the SIMA loans to the principal amount of the Subordinated Term Loan, the conversion of $27.6 million of Subordinated Revolving Loans to Subordinated Term Loans and additional advances from SIMA to pay dividends on the Company's Senior Preferred Stock (as defined below).

         In addition to modifying the interest rates for amounts outstanding under the Credit Agreement (as described above), the Fourth Amendment, among other things, revised the minimum EBITDA financial tests through the period ending March 31, 2002, and suspended all other financial tests until the quarter ended June 30, 2002, at which time all financial tests as set forth in the First Amendment will again be effective; and limited capital expenditures to a maximum of $23 million in 2001 and $7.5 million during the first three months of 2002, unless capital expenditures in excess of those amounts are funded by the issuance and sale of stock of the Company to SIMA or from additional advances by SIMA of Subordinated Term Loans. Also in accordance with the terms of the Fourth Amendment, the Company has engaged an investment banking firm to act as financial advisor with respect to its strategic options.

         The Company's Series A Convertible Preferred Stock ("Senior Preferred Stock") accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, (each, a "Dividend Payment Date"). The Company has the right to defer payment of accumulated dividends. The

Company exercised the right to defer payment on each Dividend Payment Date from the issuance of the Senior Preferred Stock (October 28, 1998) through the January 28, 2000 Dividend Payment Date. For each of the April 28, July 28, October 28, 2000 and for the January 28, April 28 and July 28, 2001 Dividend Payment Dates, the Company borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of Senior Preferred Stock with the proceeds of each loan. As of June 30, 2001, the total amount of dividends accrued and unpaid was $10.2 million. In the event that the Company defers payment of dividends for more than six quarterly dividend periods, the number of directors constituting the Company's Board of Directors will be increased by at least two members, and the holders of Senior Preferred Stock will have the special right, voting separately as a single class, to elect two individuals to fill the newly created directorships.

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

BACKLOG

         As of June 30, 2001, the Company's backlog orders aggregated approximately $309.1 million, compared to approximately $230.8 million at June 30, 2000. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at June 30, 2001 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

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

         The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material, however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts settled in cash by approximately $276,000. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $130,000.

         At June 30, 2001, the Company has approximately $320.0 million of variable rate long-term debt. To manage its exposure to interest rate fluctuations on its variable rate debt, the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $57,125,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement has a notional value of $57,125,000 through September 15, 2003 based on LIBOR at 5.76% and is cancelable at the bank's option on September 15, 2001. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $206.0 million of debt that is not covered by the swap agreements by approximately $2.1 million.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 18, 2001 (the "Annual Meeting"). Holders of Common Stock were entitled to elect two Class I directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 14,653,855 of the 15,479,000 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the two persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders of the Company following the end of the Company's fiscal year ending December 31, 2003 and the number of votes cast for, against or withheld with respect to each person.

Name of Director                               For               Withheld     Non-Votes
----------------                               ---               --------     ---------
Dr. Raymond F. Decker                       14,640,605            13,250          -
Robert F. Dropkin                           14,640,605            13,250          -

Other directors whose terms of office continued after the Annual Meeting are as follows: Philippe Choppin de Janvry, T. Grant John, Edouard Duval, J. Landis Martin and Antoine G. Treuille.

The following table sets forth the other matter which was submitted to the stockholders for approval at the Annual Meeting and the tabulation of the votes with respect to such matter.

Matter                                        For            Against      Abstentions     Non-Votes
------                                        ---            -------      -----------     ---------
Approval of Ernst & Young LLP as            14,651,955        1,400          500              -
independent auditors for the Company
for the fiscal year ending
December 31, 2001.


ITEM 5. OTHER INFORMATION

(a)      PRESS RELEASES

The Company issued a press release dated August 9, 2001 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended June 30, 2001.

The Company issued a press release dated July 5, 2001 announcing the appointment of Dennis L. Wanlass to the position of Vice President and Chief Financial Officer.

The Company issued a press release dated June 12, 2001 announcing that Daido Steel Co., Ltd. of Japan and the Company have renewed a series of agreements reflecting their participation in Daido-Special Metals, Ltd., a joint-venture marketing and sales organization.

The Company issued a press release dated May 24, 2001 announcing a distribution partnership with Rath Manufacturing Company, Inc. for the supply of welded tube in Europe.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

10.1 Employment Agreement, dated June 30, 2001, between the Company and Dennis L. Wanlass.

10.2 Reimbursement Agreement, dated July 12, 2001, between the Company and Special Metals SARL.

10.3 Consignment Agreement, dated January 1, 2001, between the Company and ERAMET MARIETTA, INC.

10.4 Agreement for Executive Services, dated July 12, 2001, between the Company and Philippe Choppin de Janvry.

10.5 Employment Agreement, dated June 18, 2001, between the Company and T. Grant John.

(b)      REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SPECIAL METALS CORPORATION

Date:   August 13, 2001                      By:    /s/   T. Grant John
                                             -----------------------------------
                                             T. Grant John
                                             President
                                             (Principal Executive Officer)


Date:   August 13, 2001                      By:     /s/   Dennis L. Wanlass
                                             -----------------------------------
                                             Dennis L. Wanlass
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Accounting Officer)