Form 10-Q
period 2001-09-30
SPECIAL METALS CORP
filed 2001-11-14
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

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

As of November 1, 2001, there were 15,479,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                            Page
                                                                                            ----
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000                                                              2

           Condensed Consolidated Statements of Operations and Retained Earnings
           (Accumulated Deficit) for the three months and nine months ended
           September 30, 2000 and 2001                                                        3

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 2001                                                  4

           Notes to Condensed Consolidated Financial Statements                               5

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                        29

Part II.   Other Information

Item 1.    Legal Proceedings                                                                 30

Item 2.    Changes in Securities and Use of Proceeds                                         30

Item 3.    Defaults Upon Senior Securities                                                   30

Item 4.    Submission of Matters to a Vote of Security Holders                               30

Item 5.    Other Information                                                                 30

Item 6.    Exhibits and Reports on Form 8-K                                                  31

Signatures                                                                                   32

Part I. Financial Information

Item 1. Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
                (Unaudited - In thousands, except share amounts)

                                                                                    December 31,   September 30,
                                                                                        2000            2001
                                                                                  -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $       8,574    $      12,100
   Accounts receivable - trade, less allowance for doubtful accounts
     of $4,569 and $3,771, respectively                                                 159,805          153,639
   Inventories                                                                          259,533          257,255
   Prepaid expenses and other current assets                                             10,260            9,125
                                                                                  -------------    -------------
Total current assets                                                                    438,172          432,119
Property, plant and equipment                                                           254,105          236,102
Non-competition agreement, net of accumulated amortization
   of $8,017 and $10,792, respectively                                                   28,983           26,208
Non-current deferred taxes                                                               55,665           55,503
Other assets                                                                             43,400           40,530
                                                                                  -------------    -------------
Total assets                                                                      $     820,325    $     790,462
                                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $      64,867    $      61,354
   Accrued liabilities                                                                   43,572           49,948
   Notes payable                                                                          7,127            9,551
   Subordinated notes payable to affiliate                                                   --           65,749
   Current portion of long-term debt and capital lease obligations                       30,168          248,529
                                                                                  -------------    -------------
Total current liabilities                                                               145,734          435,131
Long-term debt and capital lease obligations                                            250,678            1,034
Subordinated notes payable to affiliate                                                  58,116                -
Postretirement benefits obligation                                                      198,760          201,262
Other long-term liabilities                                                              29,834           29,545
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting, $0.01 par value,
   10,000,000 shares authorized, 1,940,000 shares issued and outstanding                106,890          107,334

Shareholders' equity:
   Common stock, $0.01 par value, 35,000,000 shares authorized,
     15,479,000 shares issued and outstanding                                               155              155
   Paid-in surplus                                                                       75,712           75,712
   Accumulated other comprehensive loss                                                 (12,133)         (16,261)
   Accumulated deficit                                                                  (33,421)         (43,450)
                                                                                  -------------    -------------
Total shareholders' equity                                                               30,313           16,156
                                                                                  -------------    -------------
Total liabilities and shareholders' equity                                        $     820,325    $     790,462
                                                                                  =============    =============


See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
      Condensed Consolidated Statements of Operations and Retained Earnings
                             (Accumulated Deficit)
              (Unaudited - In thousands, except per share amounts)


                                           Three months ended Sept. 30,   Nine months ended Sept. 30,
                                           ---------------------------    ---------------------------
                                               2000            2001           2000           2001
                                           ----------      ---------      ---------      ------------
Net sales                                  $  162,579      $ 181,198      $ 515,358      $    559,038
Cost of goods sold                            167,878        166,389        522,187           522,315
                                           ----------      ---------      ---------      ------------
                                               (5,299)        14,809         (6,829)           36,723
Selling, general and
   administrative expenses                      6,236          7,329         19,169            22,905
                                           ----------      ---------      ---------      ------------
Operating income (loss)                       (11,535)         7,480        (25,998)           13,818

Interest expense                                8,273          6,554         22,965            21,264
Interest income                                  (389)          (301)        (1,083)           (1,212)
Other expense (income)                           (732)        (1,045)        (3,189)              201
                                           ----------      ---------      ---------      ------------
Income (loss) before income taxes             (18,687)         2,272        (44,691)           (6,435)
Income tax expense (benefit)                   (7,347)           512        (17,828)           (1,669)
                                           ----------      ---------      ---------      ------------
Net income (loss)                             (11,340)         1,760        (26,863)           (4,766)
Preferred stock dividends                       1,748          1,759          5,466             5,263
                                           ----------      ---------      ---------      ------------
Net income (loss) attributable to
   common shareholders                        (13,088)             1        (32,329)          (10,029)
Retained earnings (accumulated deficit)
Beginning of period                           (13,571)       (43,451)         5,670           (33,421)
                                           ----------      ---------      ---------      ------------
End of period                              $  (26,659)     $ (43,450)     $ (26,659)     $    (43,450)
                                           ==========      =========      =========      ============
Net income (loss) per share
(Basic and Diluted)                        $    (0.85)     $    0.00      $   (2.09)     $      (0.65)
                                           ==========      =========      =========      ============
Weighted average shares outstanding
(Basic and Diluted)                            15,479         15,479         15,479            15,479
                                           ==========      =========      =========      ============



See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)

                                                                                    Nine months ended Sept. 30,
                                                                                  ------------------------------
                                                                                       2000               2001
                                                                                  -------------    -------------
OPERATING ACTIVITIES:
Net loss                                                                          $     (26,863)   $      (4,766)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                       30,432           30,624
     Other adjustments and changes in assets and liabilities                            (41,874)          13,373
                                                                                  -------------    -------------
Net cash provided by (used in) operating activities                                     (38,305)          39,231

INVESTING ACTIVITIES:
Capital expenditures                                                                     (5,546)          (5,658)
Other                                                                                    (1,897)               5
                                                                                  -------------    -------------
Net cash used in investing activities                                                    (7,443)          (5,653)


FINANCING ACTIVITIES:
Proceeds from (repayment of) term loans and other long-term debt                            771          (28,679)
Proceeds from subordinated notes payable                                                 48,225            4,820
Financing and other deferred costs                                                          (24)          (1,228)
Payment of preferred stock dividends                                                     (3,213)          (4,820)
Payments on capital lease obligations                                                       (69)            (178)
                                                                                  -------------    -------------
Net cash provided by (used in) financing activities                                      45,690          (30,085)
Net effect of exchange rate changes on cash                                                (906)              33
                                                                                  -------------    -------------
Net increase (decrease) in cash and cash equivalents                                       (964)           3,526

Cash and cash equivalents at beginning of period                                          9,064            8,574
                                                                                  -------------    -------------
Cash and cash equivalents at end of period                                        $       8,100    $      12,100
                                                                                  =============    =============



See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands):

                                                                                   December 31,    September 30,
                                                                                      2000               2001
                                                                                  -------------    -------------
Raw materials and supplies                                                        $      73,733    $      73,056
Work-in-process                                                                         144,891          138,996
Finished goods                                                                           66,914           61,991
                                                                                  -------------    -------------
                                                                                        285,538          274,043
Adjustment to LIFO cost                                                                 (26,005)         (16,788)
                                                                                  -------------    -------------
                                                                                  $     259,533    $     257,255
                                                                                  =============    =============

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

NOTE 3 - BUSINESS SEGMENT INFORMATION

Segment information for the nine months ended September 30, 2001 and 2000 is as follows.

                                        PREMIUM        HUNTINGTON        WIGGIN
                                        ALLOYS           ALLOYS          ALLOYS         CORPORATE             TOTAL
                                    -------------   -------------    -------------   -------------       --------------
                                                                     (In thousands)
2000
Sales to external customers         $     122,675   $     275,593    $     117,090   $          --       $      515,358
Intersegment sales                          7,388          43,127           13,913              --               64,428
Operating income (loss)                     4,704         (33,412)           7,927          (5,217)             (25,998)
Interest expense                                                                                                (22,965)
Interest income                                                                                                   1,083
Other income                                                                                                      3,189
                                                                                                         --------------
Loss before income taxes                                                                                 $      (44,691)

2001
Sales to external customers         $     141,764   $     289,284    $     127,990   $          --       $      559,038
Intersegment sales                         16,639          37,634           12,506              --               66,779
Operating income (loss)                    21,310          (2,561)           5,505         (10,436)              13,818
Interest expense                                                                                                (21,264)
Interest income                                                                                                   1,212
Other expense                                                                                                      (201)
                                                                                                         --------------
Loss before income taxes                                                                                 $       (6,435)

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At September 30, 2001, the Company had total reserves of approximately $9.3 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2001 capital budget provides $1.8 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $0.6 million during the nine months ended September 30, 2001. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

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

         Jurisdiction over all asbestos cases pending in the State of West Virginia has been transferred to the Mass Litigation Panel, a panel set up by the West Virginia Supreme Court of Appeals to streamline the processes and procedures for resolving asbestos cases. The Mass Litigation Panel has set a group of 60 plaintiffs for trial in January 2002, two of whom, have asserted claims against Huntington. Huntington is in the process of conducting discovery as to these two claims.

         In July of 2001, the West Virginia Supreme Court of Appeals issued a mandate to the presiding judge of the Mass Litigation Panel to commence all trials necessary to dispose of all asbestos litigation in the State of West Virginia by July 1, 2002. The presiding judge is currently in the process of developing a plan to attempt to comply with this mandate.

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

         Toxic Tort Exposure Actions. Huntington is a defendant in six toxic tort exposure cases involving numerous plaintiffs. Discovery has not yet been conducted with respect to these claims. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

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

         Wiggin Tube Degreaser. Special Metals Wiggin Ltd., a United Kingdom subsidiary of the Company ("Wiggin"), may be required to make an expenditure of approximately $1.5 million to upgrade its degreasing operations at its facility in Hereford, England in order to reduce emissions of volatile organic compounds. This expenditure is unlikely to be incurred before 2003.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

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

         Wiggin Dust Emission. A dust extractor for Wiggin's aerofall shot blast unit at its facility in Hereford, England was improperly fitted by an outside contractor resulting in emissions in violation of Wiggin's authorization under the Environmental Protection Act of 1990. An Enforcement Notice has, accordingly, been issued by the Environmental Agency. The Notice requires Wiggin to take action aimed at avoiding another violation of its authorization. It is not known whether the Agency will take further administrative action.

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

         New Hartford Storm Water Treatment System. A cooling tower at the Company's facility in New Hartford, New York was inadvertently drained into the facility's storm water treatment system. The DEC was notified of this event. The Company entered into an Order On Consent/Stipulation with the DEC agreeing to pay a penalty of $7,500. A portion of the penalty ($3,500) was suspended pending satisfactory compliance with a schedule of steps aimed at reducing the likelihood of a reoccurrence. The Company has complied with the schedule.

INCO

         The Company has filed a lawsuit against Inco Limited ("Inco") and certain of its subsidiaries, (together with Inco, the "Sellers"). The Company has claims pending against the Sellers alleging that the Sellers made fraudulent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. The Sellers have filed a counterclaim against the Company seeking in excess of $13 million, which the Sellers claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company intends to vigorously defend against the counterclaim. The lawsuit is still in the discovery stage. At this point in the

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

proceeding, it is not possible to know if the Company will recover significant damages from the Sellers, or may ultimately be required to pay any or all of the amount sought by the Sellers.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2000 and 2001:

                                                   Three months ended Sept. 30,           Nine months ended Sept. 30,
                                                 -------------------------------        -------------------------------
                                                       2000              2001                 2000               2001
                                                 -------------    --------------        -------------     -------------
Numerator:
   Net income (loss)                             $     (11,340)   $        1,760        $     (26,863)    $      (4,766)
   Preferred stock dividends                             1,748             1,759                5,466             5,263
                                                 -------------    --------------        -------------     -------------
   Numerator for basic earnings per share-
    income (loss) available to common
    shareholders                                       (13,088)                1              (32,329)          (10,029)
   Numerator for diluted earnings per
     share-income (loss) available to common
     shareholders after assumed conversions      $     (13,088)   $            1        $     (32,329)    $     (10,029)
                                                 =============    ==============        =============     =============
Denominator:
   Denominator for basic earnings per share-
     weighted-average shares outstanding                15,479            15,479               15,479            15,479
Denominator for diluted earnings per
   share-adjusted weighted-average shares               15,479            15,479               15,479            15,479
                                                 =============    ==============        =============     =============
Basic and Diluted earnings per share             $       (0.85)   $         0.00        $       (2.09)    $       (0.65)
                                                 =============    ==============        =============     =============


Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three month and nine month periods ended September 30, 2000 and 2001 consisted of the following:

                                                   Three months ended Sept. 30,           Nine months ended Sept. 30,
                                                 -------------------------------        -------------------------------
                                                      2000              2001                 2000               2001
                                                 -------------    --------------        -------------     -------------
Net income (loss)                                $     (11,340)   $        1,760        $     (26,863)    $      (4,766)
Change in fair value of derivative
   instruments                                              --              (688)                  --            (1,590)
Change in foreign currency translation
   adjustment                                           (3,154)            1,340               (8,123)           (2,538)
                                                 -------------    --------------        -------------     -------------
Comprehensive income (loss)                      $     (14,494)   $        2,412        $     (34,986)    $      (8,894)
                                                 =============    ==============        =============     =============

Accumulated other comprehensive loss consists of the following at December 31, 2000 and September 30, 2001:

                                                   December 31,    September 30,
                                                      2000               2001
                                                 -------------    --------------
Pension adjustment                               $        (115)   $         (115)
Fair value of derivative instruments                        --            (1,590)
Foreign currency translation adjustment                (12,018)          (14,556)
                                                 -------------    --------------
Accumulated other comprehensive loss             $     (12,133)   $      (16,261)
                                                 =============    ==============

NOTE 7 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Effective January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133")." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge or cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

As part of its risk management strategy, the Company has entered into financial instrument transactions which attempt to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates, and interest rates. Financial instruments utilized include forward purchase contracts, forward currency and currency option contracts, and interest rate swap agreements.

During the quarter ended September 30, 2001, the Company recorded net losses to accumulated other comprehensive income of $847,000, net of tax, for the change in fair value of derivatives designated as effective hedges. Additionally, losses of $159,000, net of tax, were reclassified from accumulated other comprehensive income to earnings due to the settlement of derivatives. The Company also recorded other expense of $1,507,000 related to its hedging instruments.

NOTE 8 - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting for goodwill and intangible assets.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets which have finite lives will continue to be amortized over their useful lives, with no maximum life. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001.

The Company anticipates adopting SFAS 142 in fiscal 2002 and has not yet determined the impact on the overall financial condition of the Company, if any, which may result. Amortization of existing goodwill is $0.1 million annually.

The Company has also considered SFAS No. 141 ("Business Combinations"), SFAS No. 142 ("Accounting for Asset Retirement Obligations") and SFAS No. 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets") and has determined that each is not applicable to the Company's current operations.

NOTE 9 - LONG TERM DEBT

In March of 2001, the Company entered into an amendment of its senior credit facility, which modified certain financial covenants through the quarter ending March 31, 2002. As of the quarter ending June 30, 2002, the Company believes it likely will not be able to meet certain financial covenants set forth in the first amendment. Consequently, in accordance with generally accepted accounting principles and the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") pronouncement EITF 86-30 ("Classification of Obligations When A Violation Is Waived By The Creditor"), as of September 30, 2001, substantially all of the Company's long-term debt is being reclassified to current debt in the consolidated balance sheet. The Company is pursuing efforts to restructure or modify the terms of the Company's debt under the credit agreement and believes it has sufficient liquidity to fund operating requirements in the interim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the demand for the Company's products; the availability and pricing of raw materials used in the manufacture of the Company's products; the pricing of natural gas and electricity; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's possible inability to restructure or modify the terms of its debt; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

OVERVIEW

         The Company manufactures high-performance nickel-based alloys, superalloys and special alloys which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications, and powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines. The Huntington Alloys Division manufactures nickel-based alloys in a broad range of product forms, including billet, bar, rod, sheet, strip, plate, tubulars, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Wiggin Alloys Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, wire, foil, sheet, rod-in-coil, and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe.

         Net Sales. For the nine months ended September 30, 2001, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 25.4%, 51.7%, and 22.9%, respectively, of the Company's net sales of $559.0 million. Net sales include sales of the Company's high-performance nickel-based alloy, superalloy, and special alloy products, as well as revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts and indexed price contracts. Long-term firm price and indexed price contracts have become more prevalent in the superalloy industry because jet engine manufacturers are required to provide firm price quotations to airlines for jet engines to be delivered several years into the future. To the extent that it has entered into long-term agreements, the Company has sought pricing terms which are either indexed or otherwise accommodate changes in product and raw material markets.

         Export sales represent a significant portion of the Company's business. During the nine months ended September 30, 2001, sales by domestic businesses of the Company to purchasers outside of the United States totaled 15.9% of the Company's total net sales.

Cost of Goods Sold. The high-performance nickel-based alloy, superalloy and special alloy industry is characterized by high capital investment and fixed costs, therefore profitability is significantly affected by changes in volume. Variable costs such as raw materials, labor, supplies and energy (primarily electricity and natural gas) generally account for more than 70 percent of the Company's cost of goods sold. Fixed costs, which include indirect overhead and depreciation, constitute the remainder of the Company's cost of goods sold. The Company has undertaken in previous years and continues to focus on initiatives to maintain and improve its efficiency and cost position.

         The Company consumes large amounts of electricity and natural gas in the manufacture of its products. The prices for electricity, natural gas, and other energy resources are subject to market conditions and may be volatile. As a result, any increase in the cost of such resources may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See " - Forward Looking Statements." The financial performance of the Company's U.S. domestic operations was adversely impacted by significantly higher natural gas costs during 2000 and in the nine months ended September 30, 2001.

         The Company's superalloy and special alloy products are comprised of varying amounts of nickel and nickel-bearing scrap (often representing 50% or greater). Therefore, product costs are impacted more by the supply and price of nickel and nickel-bearing scrap than by other materials. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Certain of the Company's long-term sales agreements, referred to as indexed price sales contracts, provide for certain price adjustments to reflect changes in the cost of raw materials, principally nickel. Most of the Company's product sales orders are expected to be made under firm price contracts which do not provide for raw material price adjustments. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price contracts, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. As a result, in the short term, changes in the prices of raw materials do not necessarily impact the current period revenue and cost of sales. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At September 30, 2001, the Company had open purchase contracts with a notional principal value of approximately $52.9 million. The fair value of the material covered by these contracts, based on the September 30, 2001 price quoted on the LME, was approximately $41.8 million. Unrealized gains and losses on the contracts, which have been designated as effective hedges on firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

         Certain freight and handling costs have been reclassed among net sales, cost of goods sold and selling, general and administrative expenses for the twelve month period ended December 31, 2000 and subsequent periods. This reclassification was recorded in the quarter ended September 30, 2001 in order to be consistent with the terms of EITF 00-10 regarding the classification of freight and handling costs. As a result of EITF 00-10, net sales increased $1.2 million, cost of goods sold increased $2.2 million and selling, general and administrative expenses decreased $1.0 million for the nine month period ended September 30, 2000. Net sales increased $0.8 million, cost of goods sold increased $1.5 million and selling, general and administrative expenses decreased $0.7 million for the nine month period ended September 30, 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                                     Three months ended Sept. 30,             Nine months ended Sept. 30,
                                                     ----------------------------             ---------------------------
                                                       2000                2001                 2000               2001
                                                     -------            -------               -------           -------
Net sales                                              100.0%             100.0%                100.0%            100.0%
Costs of goods sold                                    103.3               91.8                 101.3              93.4
                                                     -------            -------               -------           -------
Gross profit (loss)                                     (3.3)               8.2                  (1.3)              6.6
Selling, general and
   administrative expenses                               3.8                4.0                   3.7               4.1
                                                     -------            -------               -------           -------
Operating income (loss)                                 (7.1)               4.2                  (5.0)              2.5
Interest expense                                         5.1                3.6                   4.5               3.8
Interest income                                         (0.2)              (0.2)                 (0.2)             (0.2)
Other expense (income)                                  (0.5)              (0.5)                 (0.6)              0.1
                                                     -------            -------               -------           -------
Income (loss) before income taxes                      (11.5)               1.3                  (8.7)             (1.2)
Income tax expense (benefit)                            (4.5)               0.3                  (3.5)             (0.3)
                                                     -------            -------               -------           -------
Net income (loss)                                       (7.0)%              1.0%                 (5.2)%            (0.9)%
                                                     =======            =======               =======           =======

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

NET SALES.

         Premium Alloys. Net sales increased $8.2 million, or 21.3%, from $38.4 million in the three months ended September 30, 2000 to $46.6 million in the three months ended September 30, 2001. An increase in sales volume accounted for $6.2 million of the above increase and an increase in average realized selling prices accounted for $2.0 million. This increase in sales is primarily attributable to increased sales volume and average realized selling prices for nickel-based superalloys and special alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market.

         Huntington Alloys. Net sales increased $5.3 million, or 5.9%, from $90.6 million in the three months ended September 30, 2000 to $95.9 million in the three months ended September 30, 2001. An increase in total average realized selling prices accounted for $10.1 million of the above increase, offset by a decrease in sales volume which accounted for $(4.8) million. The Company realized increased average realized selling prices for nickel-based superalloys and special alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market. However, this increase was offset by reduced sales volume and average realized selling prices for the Company's products used in consumer-related goods (most notably, in the automotive and appliance industries) and continued weakness in the chemical processing industry.

         Wiggin Alloys. Net sales increased $5.1 million, or 15.2%, from $33.6 million in the three months ended September 30, 2000 to $38.7 million in the three months ended September 30, 2001. An increase in sales volume accounted for $6.5 million of the above increase, offset by a decrease in total average realized selling prices which accounted for $(1.4) million. The Company realized increased sales volume for nickel-based superalloys and special alloys due to improved conditions in the commercial aerospace end-market.

COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold decreased $0.9 million, or 2.3%, from $38.1 million in the three months ended September 30, 2000 to $37.2 million in the three months ended September 30, 2001. As a percentage of net sales, cost of goods sold decreased from 99.1% in the three months ended September 30, 2000 to 79.8% in the three months ended September 30, 2001, primarily as a result of fixed costs being absorbed over a higher volume of sales, the impact of increased selling prices as mentioned above and lower raw material costs, principally nickel.

         Huntington Alloys. Cost of goods sold decreased $5.7 million, or 5.8%, from $97.4 million in the three months ended September 30, 2000 to $91.7 million in the three months ended September 30, 2001. As a percentage of net sales, cost of goods sold decreased from 107.6% in the three months ended September 30, 2000 to 95.7% in the three months ended September 30, 2001, primarily as a result of the impact of increased selling prices as mentioned above and lower raw material costs, principally nickel.

         Wiggin Alloys. Cost of goods sold increased $5.0 million, or 15.9%, from $31.0 million in the three months ended September 30, 2000 to $36.0 million in the three months ended September 30, 2001. As a percentage of net sales, cost of goods sold increased from 92.2% in the three months ended September 30, 2000 to 92.8% in the three months ended September 30, 2001.

         Corporate. Cost of goods sold not allocated to an operating segment increased $0.1 million, from $1.4 million in the three months ended September 30, 2000 to $1.5 million in the three months ended September 30, 2001. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.

GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit (loss) increased $9.1 million, from $0.3 million in the three months ended September 30, 2000 to $9.4 million in the three months ended September 30, 2001.

         Huntington Alloys. Gross profit (loss) increased $11.0 million, or 160.6%, from $(6.8) million in the three months ended September 30, 2000 to $4.2 million in the three months ended September 30, 2001.

         Wiggin Alloys. Gross profit (loss) increased $0.1 million, or 6.6%, from $2.6 million in the three months ended September 30, 2000 to $2.7 million in the three months ended September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $1.0 million, or 45.7%, from $2.2 million in the three months ended September 30, 2000 to $1.2 million in the three months ended September 30, 2001 as a result of reduced sales, marketing, administrative and research expenditures as well as a reallocation of costs to other segments. Selling, general and administrative expenses as a percentage of net sales decreased from 5.9% in the three months ended September 30, 2000 to 2.7% in the three months ended September 30, 2001.

         Huntington Alloys. Selling, general and administrative expenses increased $0.4 million, or 9.8%, from $3.5 million in the three months ended September 30, 2000 to $3.9 million in the three months ended September 30, 2001 as a result of increased sales and marketing expenditures, including costs reallocated by other segments, offset by reduced administrative and research expenditures. Selling, general and administrative expenses as a percentage of net sales increased from 3.8% in the three months ended September 30, 2000 to 4.0% in the three months ended September 30, 2001.

         Wiggin Alloys. Selling, general and administrative expenses increased $0.1 million, or 35.3%, from $0.5 million in the three months ended September 30, 2000 to $0.6 million in the three months ended September 30, 2001 as a result of increased sales, marketing and research expenditures. Selling, general and administrative expenses as a percentage of net sales increased from 1.4% in the three months ended September 30, 2000 to 1.7% in the three months ended September 30, 2001.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $1.6 million from zero in the three months ended September 30, 2000 to $1.6 million in the three months ended September 30, 2001. This increase is primarily attributable to increased legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses.

OPERATING INCOME (LOSS).

         Premium Alloys. Operating income (loss) increased $10.1 million, or 524.3%, from $(1.9) million in the three months ended September 30, 2000 to $8.2 million in the three months ended September 30, 2001. Operating income (loss) as a percentage of net sales increased from (5.0)% in the three months ended September 30, 2000 to 17.5% in the three months ended September 30, 2001.

         Huntington Alloys. Operating income (loss) increased $10.6 million, or 103.3%, from $(10.3) million in the three months ended September 30, 2000 to $0.3 million in the three months ended September 30, 2001. Operating income
(loss) as a percentage of net sales increased from (11.4%) in the three months ended September 30, 2000 to 0.4% in the three months ended September 30, 2001.

         Subsequent to the acquisition of the Huntington Alloys segment in October, 1998, the segment was impacted by several negative events. These included a work stoppage at the Huntington facility which lasted eleven weeks, turnover of senior management, distractions and inefficiencies related to the implementation of a new information system and unanticipated increases in the cost of raw material. These events resulted in delays in accomplishing post-merger integration programs and created distractions for the Company in responding to strategic changes in the marketplace. As the unusual events have been resolved, the Company has been able to focus on improving the profitability of the segment in late 2000 and throughout 2001.

         Wiggin Alloys. Operating income (loss) was $2.1 million in the three months ended September 30, 2000 and in the three months ended September 30, 2001. Operating income (loss) as a percentage of net sales decreased from 6.4% in the three months ended September 30, 2000 to 5.5% in the three months ended September 30, 2001.

INTEREST EXPENSE.

         Interest expense decreased $1.7 million, or 20.8%, from $8.3 million in the three months ended September 30, 2000 to $6.6 million in the three months ended September 30, 2001, primarily due to a decrease in indebtedness and interest rates.

OTHER EXPENSE (INCOME).

         Other expense (income) increased $(0.3) million, from $(0.7) million in the three months ended September 30, 2000 to $(1.0) million in the three months ended September 30, 2001. This increase is primarily attributable to an unrealized foreign currency gain of $1.6 million related to the Company's intercompany debt, which is denominated in U.S. dollars offset by the Company's adoption of SFAS No. 133 which resulted in a $1.5 million charge.

INCOME TAX EXPENSE (BENEFIT).

         Income tax expense (benefit) decreased $7.8 million, or 107.0%, from $(7.3) million in the three months ended September 30, 2000 to $0.5 million in the three months ended September 30, 2001, primarily due to the increase in income before income taxes.

NET INCOME (LOSS).

         Net income (loss) increased $13.1 million, or 115.5%, from $(11.3) million in the three months ended September 30, 2000 to $1.8 million in the three months ended September 30, 2001 for the reasons stated above. Net income
(loss) as a percentage of net sales increased from (7.0%) in the three months ended September 30, 2000 to 1.0% in the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

NET SALES.

         Premium Alloys. Net sales increased $19.1 million, or 15.6%, from $122.7 million in the nine months ended September 30, 2000 to $141.8 million in the nine months ended September 30, 2001. An increase in sales volume accounted for $16.7 million of the above increase and an increase in average realized selling prices accounted for $2.4 million. This increase in sales is primarily attributable to increased sales volume and average realized selling prices for nickel-based superalloys and special alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market.

         Huntington Alloys. Net sales increased $13.7 million, or 5.0%, from $275.6 million in the nine months ended September 30, 2000 to $289.3 million in the nine months ended September 30, 2001. An increase in total average realized selling prices accounted for $30.0 million of the above increase, offset by a decrease in sales volume which accounted for $(16.3) million. The Company realized increased average realized selling prices for nickel-based superalloys and special alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market. However, this increase was offset by reduced sales volume and average realized selling prices for the Company's products used in consumer-related goods (most notably, in the automotive and appliance industries) and continued weakness in the chemical processing industry.

         Wiggin Alloys. Net sales increased $10.8 million, or 9.3%, from $117.1 million in the nine months ended September 30, 2000 to $127.9 million in the nine months ended September 30, 2001. An increase in sales volume accounted for $20.1 million of the above increase, offset by a decrease in total average realized selling prices which accounted for $(9.2) million. The Company realized increased sales volume for nickel-based superalloys and special alloys due to improved conditions in the commercial aerospace end-market.

COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold increased $4.7 million, or 4.2%, from $111.7 million in the nine months ended September 30, 2000 to $116.4 million in the nine months ended September 30, 2001. As a percentage of net sales, cost of goods sold decreased from 91.0% in the nine months ended September 30, 2000 to 82.1% in the nine months ended September 30, 2001, primarily as a result of fixed costs being absorbed over a higher volume of sales, the impact of increased selling prices as mentioned above and lower raw material costs, principally nickel.

         Huntington Alloys. Cost of goods sold decreased $18.0 million, or 6.0%, from $298.9 million in the nine months ended September 30, 2000 to $280.9 million in the nine months ended September 30, 2001. As a percentage of net sales, cost of goods sold decreased from 108.5% in the nine months ended September 30, 2000 to 97.1% in the nine months ended September 30, 2001, primarily as a result of the impact of increased selling prices as mentioned above and lower raw material costs, principally nickel.

         Wiggin Alloys. Cost of goods sold increased $13.1 million, or 12.3%, from $107.4 million in the nine months ended September 30, 2000 to $120.5 million in the nine months ended September 30, 2001. As a percentage of net sales, cost of goods sold increased from 91.7% in the nine months ended September 30, 2000 to 94.2% in the nine months ended September 30, 2001.

         Corporate. Cost of goods sold not allocated to an operating segment increased $0.3 million from $4.2 million in the nine months ended September 30, 2000 to $4.5 million in the nine months ended September 30, 2001. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.

GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit (loss) increased $14.4 million, or 130.8%, from $11.0 million in the nine months ended September 30, 2000 to $25.4 million in the nine months ended September 30, 2001.

         Huntington Alloys. Gross profit (loss) increased $31.7 million from $(23.3) million in the nine months ended September 30, 2000 to $8.4 million in the nine months ended September 30, 2001.

         Wiggin Alloys. Gross profit (loss) decreased $2.3 million, or 23.6%, from $9.7 million in the nine months ended September 30, 2000 to $7.4 million in the nine months ended September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $2.2 million, or 35.1%, from $6.3 million in the nine months ended September 30, 2000 to $4.1 million in the nine months ended September 30, 2001 as a result of reduced sales, marketing, administrative and research expenditures as well as a reallocation of costs to other segments. Selling, general and administrative expenses as a percentage of net sales decreased from 5.1% in the nine months ended September 30, 2000 to 2.9% in the nine months ended September 30, 2001.

         Huntington Alloys. Selling, general and administrative expenses increased $0.9 million, or 8.6%, from $10.1 million in the nine months ended September 30, 2000 to $11.0 million in the nine months ended September 30, 2001 as a result of increased sales, marketing and administrative expenditures, including costs reallocated by other segments, offset by reduced research expenditures. Selling, general and administrative expenses as a percentage of net sales increased from 3.7% in the nine months ended September 30, 2000 to 3.8% in the nine months ended September 30, 2001.

         Wiggin Alloys. Selling, general and administrative expenses increased $0.1 million, or 8.0%, from $1.8 million in the nine months ended September 30, 2000 to $1.9 million in the nine months ended September 30, 2001 as a result of increased sales, marketing and research expenditures. Selling, general and administrative expenses as a percentage of net sales was 1.5% in the nine months ended September 30, 2000 and in the nine months ended September 30, 2001.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $4.9 million from $1.0 million in the nine months ended September 30, 2000 to $5.9 million in the nine months ended September 30, 2001. This increase is primarily attributable to increased legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses.

OPERATING INCOME (LOSS).

         Premium Alloys. Operating income (loss) increased $16.6 million, or 353.0%, from $4.7 million in the nine months ended September 30, 2000 to $21.3 million in the nine months ended September 30, 2001. Operating income (loss) as a percentage of net sales increased from 3.8% in the nine months ended September 30, 2000 to 15.0% in the nine months ended September 30, 2001.

         Huntington Alloys. Operating income (loss) decreased $(30.8) million, or 92.3%, from $(33.4) million in the nine months ended September 30, 2000 to $(2.6) million in the nine months ended September 30, 2001. Operating income
(loss) as a percentage of net sales decreased from (12.1%) in the nine months ended September 30, 2000 to (0.9%) in the nine months ended September 30, 2001.

         Subsequent to the acquisition of the Huntington Alloys segment in October, 1998, the segment was impacted by several negative events. These included a work stoppage at the Huntington facility which lasted eleven weeks, turnover of senior management, distractions and inefficiencies related to the implementation of a new information system and unanticipated increases in the cost of raw material. These events resulted in delays in accomplishing post-merger integration programs and created distractions for the Company in responding to strategic changes in the marketplace. As the unusual events have been resolved, the Company has been able to focus on improving the profitability of the segment in late 2000 and throughout 2001.

         Wiggin Alloys. Operating income (loss) decreased $2.4 million, or 30.5%, from $7.9 million in the nine months ended September 30, 2000 to $5.5 million in the nine months ended September 30, 2001. Operating income (loss) as a percentage of net sales decreased from 6.8% in the nine months ended September 30, 2000 to 4.3% in the nine months ended September 30, 2001.

INTEREST EXPENSE.

         Interest expense decreased $1.7 million, or 7.4%, from $23.0 million in the nine months ended September 30, 2000 to $21.3 million in the nine months ended September 30, 2001, primarily due to a decrease in indebtedness and interest rates.

OTHER EXPENSE (INCOME).

         Other expense (income) increased $3.4 million from $(3.2) million in the nine months ended September 30, 2000 to $0.2 million in the nine months ended September 30, 2001. This increase is primarily attributable to an unrealized foreign currency loss of $0.5 million related to the Company's intercompany debt, which was denominated in U.S. dollars and the Company's adoption of SFAS No. 133 which resulted in a $2.4 million charge.

INCOME TAX EXPENSE (BENEFIT).

         Income tax expense (benefit) decreased $16.1 million, from $(17.8) million in the nine months ended September 30, 2000 to $(1.7) million in the nine months ended September 30, 2001, primarily due to the increase in income before income taxes. The effective tax rate decreased from 39.9% in the nine months ended September 30, 2000 to 25.9% in the nine months ended September 30, 2001 due to certain foreign losses/expenses upon which no tax benefit was provided.

NET INCOME (LOSS).

         Net income (loss) decreased $22.1 million, from $(26.9) million in the nine months ended September 30, 2000 to $(4.8) million in the nine months ended September 30, 2001 for the reasons stated above.

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

         Net cash provided by (used in) operating activities was $(38.3) million and $39.2 million for the nine months ended September 30, 2000 and 2001, respectively. Net cash provided by operating activities for the nine months ended September 30, 2001 amounted to $39.2 million, consisting primarily of a net loss of $4.8 million offset by depreciation and amortization expense of $30.6 million and decrease in working capital of $13.3 million, which includes decreases in accounts receivable and inventory. Net cash used in operating activities for the nine months ended September 30, 2000 amounted to $38.3 million, consisting primarily of a net loss of $26.9 million, which included increases in accounts receivable and inventory, offset by depreciation and amortization expense of $30.4 million.

         Capital expenditures were $5.5 million and $5.7 million for the nine months ended September 30, 2000 and 2001, respectively.

         The Company's principal sources of funds are (i) funds generated from operations and (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (the "Credit Agreement"), which the Company entered into in connection with the IAI Acquisition.

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

         The Tranche A Term loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term loan is scheduled to be repaid in quarterly installments through 2005 as follows (in thousands):

                                                 Tranche A        Tranche B
         Year                                    Term Loan        Term Loan           Total
         ----                                  -------------    -------------     -------------
         2001 (remainder of 2001)              $       8,750    $         250     $       9,000
         2002                                         36,250            1,000            37,250
         2003                                         28,442           12,625            41,067
         2004                                              -           47,500            47,500
         2005                                              -           34,125            34,125

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

         Effective December 17, 1999, the Company entered into the Subordinated Loan Agreement (the "Subordinated Loan Agreement") with Societe Industrielle de Materiaux Avances ("SIMA"), which is the owner of 38.5% of the Company's outstanding common stock. The Subordinated Loan Agreement provides for $20 million in term loans (the "Subordinated Term Loans") and a $30 million revolving credit facility (the "Subordinated Revolving Credit Facility"). Proceeds from the Subordinated Term Loans were used for working capital purposes and to make required repayments to the Senior Lenders under the Credit Agreement. Under the Subordinated Revolving Credit Facility, the Company could initially borrow ("Subordinated Revolving Loans"), repay (subject to certain restrictions) and re-borrow from time to time up to $30 million in the aggregate. As a result of the conversion of $27.6 million of Subordinated Revolving Loans to Subordinated Term Loans (as described below), the Company could borrow, repay (subject to certain restrictions) and reborrow from time to time up to $2.4 million in the aggregate until the expiration of SIMA's commitment to make Subordinated Revolving Loans to the Company on August 15, 2001. The Subordinated Term Loans and outstanding Subordinated Revolving Loans mature on July 28, 2006 (the "Maturity Date").

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

         At September 30, 2001, the aggregate amount outstanding under the Revolving Credit Facility was $77.5 million. However, as a result of outstanding letters of credit issued under the Revolving Credit Facility, for purposes of determining borrowing availability, the balance outstanding under the Revolving Credit Facility is deemed to be $82.9 million. The amount outstanding under the Subordinated Revolving Credit Facility was $2.4 million at September 30, 2001. The aggregate amount outstanding under the Subordinated Term Loan was $63.3 million at September 30, 2001, due to the addition of accrued interest on the SIMA loans to the principal amount of the Subordinated Term Loan, the conversion of $27.6 million of Subordinated Revolving Loans to Subordinated Term Loans and additional advances from SIMA to pay dividends on the Company's Senior Preferred Stock (as defined below).

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

         In addition to modifying the interest rates for amounts outstanding under the Credit Agreement, the Fourth Amendment, among other things, revised the minimum EBITDA financial tests through the period ending March 31, 2002, and suspended all other financial tests until the quarter ended June 30, 2002, at which time all financial tests as set forth in the First Amendment will again be effective; and limited capital expenditures to a maximum of $23 million in 2001 and $7.5 million during the first three months of 2002, unless capital expenditures in excess of those amounts are funded by the issuance and sale of stock of the Company to SIMA or from additional advances by SIMA of Subordinated Term Loans. Also in accordance with the terms of the Fourth Amendment, the Company has engaged an investment banking firm to act as financial advisor with respect to its strategic options.

         As of the quarter ending June 30, 2002, the Company believes it likely will not be able to meet certain financial covenants set forth in the first amendment. Consequently, in accordance with generally accepted accounting principles, as of September 30, 2001, substantially all of the Company's long-term debt is being reclassified to current debt in the consolidated balance sheet. As of September 30, 2001, the Company's total outstanding debt under the credit facility was $246.4 million. The Company is pursuing efforts to restructure or modify the terms of the Company's debt under the credit agreement and believes it has sufficient liquidity to fund operating requirements in the interim.

         The Company's Series A Convertible Preferred Stock ("Senior Preferred Stock") accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, (each, a "Dividend Payment Date"). For each of the April 28, July 28, October 28, 2000 and for the January 28, April 28 and July 28, 2001 Dividend Payment Dates, the Company borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of Senior Preferred Stock with the proceeds of each loan. The Company has the right to defer payment of accumulated dividends. The Company exercised the right to defer payment on each Dividend Payment Date from the issuance of the Senior Preferred Stock (October 28, 1998) through the January 28, 2000 Dividend Payment Date and on the October 28, 2001 Dividend Payment Date. The terms of the Credit Agreement prohibited the Company from paying dividends as of those Dividend Payment Dates. As of September 30, 2001, the total amount of dividends accrued and unpaid was $10.3 million. Because the Company deferred payment of dividends for six quarterly dividend periods, the number of directors constituting the Company's Board of Directors will be increased by two members, and the holders of Senior

Preferred Stock will have the special right, voting separately as a single class, to elect two individuals to fill the newly created directorships. A special meeting of the holders of Senior Preferred Stock is scheduled for November 20, 2001.

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

BACKLOG

As of September 30, 2001, the Company's backlog orders aggregated approximately $322.7 million, compared to approximately $252.7 million at September 30, 2000. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at September 30, 2001 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

INFLATION

Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operations for the periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices, foreign currency exchange rates and interest rates. The Company is exposed to these market risks. The Company has entered into financial instrument transactions which attempt to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates, and interest rates.

         The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material, however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts settled in cash by approximately $64,000. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $100,000.

         At September 30, 2001, the Company has approximately $312.2 million of variable rate long-term debt. To manage its exposure to interest rate fluctuations on its variable rate debt, the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $55,500,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement has a notional value of $55,500,000 through September 15, 2003 based on LIBOR at 5.76%. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $201.2 million of debt that is not covered by the swap agreements by approximately $2.0 million.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION

(A)      PRESS RELEASES

The Company issued a press release dated November 12, 2001 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended September 30, 2001.

The Company issued a press release dated November 6, 2001 announcing that it had reached an agreement with the United Steelworkers of America, District 8 - Local Union No. 40 on a new three-year contract in the Huntington, West Virginia facility.

The Company issued a press release dated November 5, 2001 announcing a distribution partnership with BIBUS Metals AG for the supply of nickel alloy forms to Lithuania, Latvia, Estonia, Poland, Czech Republic, Slovak Republic, Hungary, Romania and the countries comprising the former Yugoslavia.

The Company issued a press release dated September 28, 2001 announcing the appointment of two new members to its Board of Directors, effective September 7, 2001.

The Company issued a press release dated July 5, 2001 announcing the appointment of Dennis L. Wanlass to the position of Vice President and Chief Financial Officer.

(B)  RESIGNATION OF ROBERT F. DROPKIN

Effective October 8, 2001, Robert F. Dropkin resigned as a Director of the Company. Mr. Dropkin continues to serve as Vice President, Secretary and Chief Legal Counsel of the Company.

(C)  FORWARD-LOOKING STATEMENTS

Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the demand for the Company's products; the availability and pricing of raw materials used in the manufacture of the Company's products; the pricing of natural gas and electricity; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's possible inability to restructure or modify the terms of its debt; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

(B)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION




Date:    November 14, 2001        By: /s/   T. Grant John
                                      ------------------------------------------
                                      T. Grant John
                                      President
                                      (Principal Executive Officer)


Date:    November 14, 2001        By: /s/   Dennis L. Wanlass
                                      ------------------------------------------
                                      Dennis L. Wanlass
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)