Form 10-K405
period 2001-12-31
SPECIAL METALS CORP
filed 2002-04-01
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

At March 1, 2002, the aggregate market value of the publicly traded voting stock held by non-affiliates of the Registrant was $5,081,417 based upon the closing price of the Registrant's common stock on that date as reported by the Nasdaq National Market. At March 1, 2002, the Registrant had 15,479,000 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement or other informational filing for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                           Special Metals Corporation
                           Annual Report on Form 10-K
                        For Year Ended December 31, 2001
                                Table Of Contents


Item                                                                                                            Page
                                     Part I
1      Business                                                                                                   1
2      Properties                                                                                                16
3      Legal Proceedings                                                                                         17
4      Submission of Matters to a Vote of Security Holders                                                       22

                                     Part II

5      Market for the Registrant's Common Equity and Related Stockholder Matters                                 22
6      Selected Financial Data                                                                                   24
7      Management's Discussion and Analysis of Financial Condition and Results of Operations                     25
7A     Quantitative and Qualitative Disclosures About Market Risk                                                37
8      Financial Statements and Supplementary Data                                                               41
9      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure                      76

                                    Part III

10     Directors and Executive Officers of the Registrant                                                        77
11     Executive Compensation                                                                                    77
12     Security Ownership of Certain Beneficial Owners and Management                                            77
13     Certain Relationships and Related Transactions                                                            77

                                     Part IV

14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                          78
       Signatures                                                                                                83

                                     PART I

ITEM 1.    BUSINESS

BANKRUPTCY FILING

         Although the Company incurred operating losses for the years 1999 through 2001, many of the industries served by the Company improved during 2001. This coupled with working capital reductions and cost improvement and reduction programs enabled the Company to increase its sales volume during 2001, reduce operating losses and increase cash flow from operating activities. However, the events of September 11th, as well as the acceleration of an economic downturn, have subsequently adversely affected the industries served by the Company and have impacted its near term sales volume. As a result of these events and trends, the Company anticipates reductions in sales volume and increases in its operating loss during 2002.

          As a result of changes in the Company's financial prospects, the Company's Senior Lenders prohibited the Company from additional borrowing under its revolving credit facility. Without access to the revolving credit facility there was insufficient liquidity available to make the required quarterly principal repayment of approximately $9 million due on the term loans at the end of March 2002. As a result, on March 27, 2002, the Company and its operating subsidiaries in the United States filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Kentucky in Lexington. The Company is now operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the Company's ability to negotiate debtor-in-possession financing agreements, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. Should no reorganization plan be approved, it is possible that the Company's assets may be liquidated. As noted above, the Company does not currently have the ability to borrow under the Credit Agreement, but is working with its bank group to obtain debtor in possession financing. Although the Company believes that it will be able to obtain such financing, it is still uncertain at this stage. In the interim, the Company expects that cash and cash equivalents on hand and cash flow from operations will be adequate to meet its anticipated operating requirements.

         On March 28, 2002, the Company received notice from The Nasdaq Stock Market ("Nasdaq") advising that the Company's common stock will be delisted from Nasdaq at the opening of business on April 5, 2002 unless the Company requests a hearing in accordance with Nasdaq's rules. Nasdaq indicated that its determination is based on the Company's bankruptcy filing and associated public interest; concerns regarding the residual equity interest of the existing security holders; and concerns about the Company's ability to sustain compliance with all requirements for continued listing on Nasdaq. The Company has not determined whether or not it will request a hearing with Nasdaq.


CORPORATE PROFILE

         Special Metals Corporation (herein referred to as the "Company" or "Special Metals") is a corporation that was incorporated under the laws of the State of Delaware in 1983. The Special Metals family of companies, which includes Special Metals and its direct and indirect subsidiaries, is the world's largest and most diversified producer of high-performance nickel-based alloys, superalloys and special alloys. These highly engineered materials are produced to exacting customer specifications for technically demanding applications and are designed to withstand environmental extremes of heat, stress, and corrosion. Special Metals offers a number of alloy materials in a broad range of product forms, including sheet, strip, foil, plate, tubing, ingot, billet, bar, rod, extruded shapes, rod-in-coil, wire and welding consumables. The Company serves a diverse group of worldwide end-user markets, including aerospace, land-based gas turbine power generation, environmental control, marine engineering, fossil-fuel power generation, thermal processing, electronics, chemical and petrochemical processing, petroleum refining and exploration, automotive and consumer products.

         The Company is committed to offering products with the highest standards of quality, technological excellence and customer service. Substantially all of the Company's facilities have attained certification under the ISO international quality standards and other domestic and international quality accreditations.

BUSINESS AND INDUSTRY OVERVIEW

         The high-performance nickel-based alloy, superalloy and special alloy industry emerged out of the requirement for materials with unique characteristics and physical properties such as high temperature strength, corrosion-resistance in very caustic environments, electrical properties, controlled thermal expansion or a combination of these characteristics. In the 1970's and 1980's, many established U.S. and European based specialty stainless metals companies were attracted by the opportunities available in the high-performance nickel-based alloy industry.

         Evolutionary advances in processing procedures and metallurgy expanded the range of high-performance nickel-based alloys in terms of their obtainable characteristics, physical properties and the range of product forms and sizes available. Current industry participants offer several products to the marketplace for a variety of applications. The relationship between the end-markets and the alloy manufacturer is significant as new alloys are often developed in close collaboration between the manufacturer and the end-customer.

         Since high-performance nickel-based alloy production utilizes many of the same processes as stainless steel manufacturing, several large industry participants are principally diversified stainless steel enterprises. The balance of the industry is comprised of a number of smaller manufacturers which specialize in specific alloy types and/or product forms. Special Metals is unique in that it is the only company that specializes in both the production of high-performance nickel-based alloys, and superalloys and downstream value-added products. Special Metals offers a comprehensive range of products, properties, forms and sizes to most end-market industries from consumer products to aerospace.

PERFORMANCE STRATEGY

         The Company's principal long-term objective is to strengthen its position in the nickel-based alloy, superalloy and special alloy industry, enhance its ability to anticipate and adapt to customer needs and market opportunities, thereby providing shareholders with superior investment returns through such strategies which maximize long-term profitability and net asset values. In the short-term, the Company's objective is to stabilize its liquidity situation (as more fully discussed above and in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations below).

         The Company intends to achieve future growth and earnings development through the following initiatives:

         Emphasize market-driven, higher value-added businesses. The largest end-market served by the Company is the aerospace market. The Company intends to strengthen its existing position and establish new leading competitive positions in the aerospace market and diversify into new worldwide growth markets by leveraging its manufacturing capabilities and expertise in high-performance materials. In carrying out this objective, the Company seeks to enhance its customer relationships by providing higher value-added products, technical support and product planning which meets the high quality specifications of its customers.

         Invest in long-term capital improvement initiatives. The Company invests in capital improvement initiatives directed towards market-driven requirements, customer service, productivity improvements, cost-reduction programs, new information technology, replacement projects, and environmental compliance. These investments build long-term value by increasing production capacity and operating efficiency and positioning the Company to maintain its technological leadership. Liquidity constraints anticipated for 2002 may require that the Company defer capital expenditures to future years.

         Develop New Products and Exploit New Worldwide Growth Markets. The Company believes that its expertise in the manufacture of high-performance nickel-based alloys, superalloys and special alloys affords it the ability to develop new innovative products and manufacturing methods and to exploit new worldwide growth markets. The Company actively pursues internal development programs which build on existing core competencies and which may be applied to new market segments. Approximately 85% of the Company's current nickel-based alloy, superalloy and special alloy production is comprised of alloys developed by the Company. The Company engages in research and development activities directed towards capitalizing on and strengthening core capabilities in products and processes.

         Continue Performance Improvements and Cost Reductions. The Company has realized significant productivity improvements in recent years and is committed to continued improvements in its operations and internal cost structure. Various initiatives have been undertaken by the Company to reduce production and operating costs, shorten manufacturing cycle times, improve delivery performance, improve product quality and realize economies of scale. Organizational teams employ statistical measurement tools to increase utilization rates, optimize existing processes and reduce inventory requirements, process variability, and operating expenses. The Company's strategy is to integrate its manufacturing plants, both vertically and, where appropriate horizontally, to develop competitive advantage. Intermediate products produced in one Company facility are frequently distributed to other plants for downstream production. This integration provides the Company with cost efficient and flexible manufacturing operations that permit the Company to allocate capital more efficiently. The Company also exploits commercial synergies between operations, such as the purchase of raw materials used in production. There can be no assurance that the Company will be able to realize or perform, within a particular time frame, the cost reductions, cash flow increases or other synergies expected to result from acquisitions or other transactions. In addition, the Company may not be able to generate additional revenue to offset any unanticipated inability to realize such expected synergies. See "- Forward Looking Statements."

         Increase Product and Geographic Diversification. The Company is a global enterprise with three principal manufacturing facilities in geographically diverse locations from which the Company produces and markets high-performance nickel-based alloys, superalloys and special alloys to a broad range of end-customers. The Company's facilities include downstream operations, such as tube manufacturing, powder manufacturing and wire drawing, which increase its sales of value-added products. The Company seeks to continue to expand its customer base and its product mix, and believes that such market and product diversification allows it to mitigate the impact of cyclical downturns in both geographical markets and markets for particular products.


OPERATING SEGMENTS

         The Company's strategic business units have been aggregated into three reportable operating segments. These segments are: (i) the Premium Alloys Division; (ii) the Huntington Alloys Division; and (iii) the Wiggin Alloys Division. In 2001, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 24.3%, 52.6%, and 23.1%, respectively, of the Company's net sales of $729.3 million. Certain business segment information, including revenues for external customers, operating income or loss, and total assets, for each of the three years in the period ended December 31, 2001, is set forth in Note 15 to the Consolidated Financial Statements contained elsewhere in this report. Such Note 15 also sets forth the amount of revenues attributed to external customers, and the amount of long-lived assets, located in the United States and foreign countries for each of the last three fiscal years.

         PREMIUM ALLOYS DIVISION

         The Premium Alloys Division is primarily engaged in the manufacture, fabrication and distribution of wrought superalloy, superalloy powder, special alloys, and shape memory alloy products. The principal manufacturing facilities of the Premium Alloys Division are located in New Hartford, New York and Princeton, Kentucky.

         New Hartford, New York. This facility produces a broad range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in ingot, billet and bar forms. These products are engineered to meet the high performance requirements and stress applications of aircraft engine critical rotating components and land-based steam and gas turbine generators. Principal manufacturing operations conducted at this facility include melting, remelting, forging, bar rolling, and billet and bar cold finishing. Production in New Hartford is supported by open-die forging in Dunkirk, New York.

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


         HUNTINGTON ALLOYS DIVISION

         The Huntington Alloys Division is primarily engaged in the manufacture, fabrication and distribution of nickel-based alloys in a range of product forms, including, ingot, billet, bar, rod, sheet, strip, plate, tubulars and rod-in-coil. The division also manufactures and distributes nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire. The primary manufacturing facilities of the Huntington Alloys Division are located in Huntington, West Virginia; Burnaugh, Kentucky; and Elkhart, Indiana. The division also operates three specialty businesses.

          The Huntington, West Virginia facility is the largest of its type in the world devoted exclusively to the development, production, marketing and sales of nickel-based alloys. Operations of the Huntington, West Virginia integrated production facility include the melting, remelting, forging, hot rolling and finishing of rod, bar, sheet/strip, plate, and tubular products. The Huntington facility serves as the principal production, management and marketing headquarters for the Huntington Alloys Division's activities. Production in Huntington is supported by melting, remelting, extrusion, large diameter tube reduction, and powder manufacture in Burnaugh, Kentucky and by cold strip finishing in Elkhart, Indiana.

         In addition, the Division's operations include the following ancillary businesses and operations, which specialize in unique product lines complementing the core business:

         Welding Products Company, Newton, North Carolina. This operation manufactures nickel-based welding consumables for joining high-nickel alloys, high-performance steels, and other materials. The Newton operation supplies products to the North American marketplace via direct sales and through inventory-holding distributors. Specialized production processes include wire drawing, annealing, straightening, cutting, and the production of flux-containing electrodes and wires.

         A-1 Wire Tech, Inc., Rockford, Illinois. This operation converts, markets, and distributes specialty high-performance nickel alloy and stainless steel wire, bar and shaped products for use in a broad range of industrial and commercial applications.

         Mechanically Alloyed Products, Huntington, West Virginia. This operation supplies oxide dispersion strengthened alloys produced by the Mechanical Alloying powder metallurgy process for high temperature aerospace and industrial applications. Similar equipment and capabilities are possessed by the Wiggin Alloy Division's production facility in Hereford, England.

         WIGGIN ALLOYS DIVISION

         The Wiggin Alloys Division is primarily engaged in the manufacture and distribution of nickel-based alloys including billet, bar, rod, extruded section, narrow strip, rod-in-coil, wire, foil, sheet and tubular product forms. In addition, wide sheet and plate products distributed in Europe are sourced from the Huntington Alloys Division. The primary manufacturing facility of the Wiggin Alloys Division is located in Hereford, England. A separate facility located in Epone, France produces electrical resistance alloy wire and ribbon products.

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

The Wiggin Alloys Division also includes the following:

         Rescal, S.A., Epone, France. Rescal is a major international supplier of electrical resistance alloy wire and ribbon products for use primarily in domestic appliances and heating furnaces. Rescal also specializes in the design and production of high temperature electric annealing furnaces and industrial furnace components.

         Welding Products Company, Stratford-on-Avon, United Kingdom. The facility performs service center operations for the sale and distribution of welding consumables in the United Kingdom, continental western Europe, Africa, India and the Middle East. Distribution efforts are coordinated by the Welding Products Company of the Huntington Alloys Division.

         Special Metals Services. The Division operates service/distribution centers in Chassieu (Lyon), France and Milan, Italy, which support the marketing and distribution of nickel-based alloy, welding, electrical resistance alloy, titanium, and cobalt-based hard facing alloy products throughout Europe.

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

         The Company's fully-integrated manufacturing facilities and broad range of metallurgical skills allow it to effectively serve its customers and lead the development of new metal technologies. The Company's alloys are classified into distinct families recognized worldwide by the trademarked designations listed below:

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

         Long Products

         The Company is one of the world's leading producers of superalloy and special alloy long products. This product group is comprised of various alloy and form combinations which include ingot, billet, bar, and cold drawn bar. Long products are produced utilizing ingots manufactured in the Company's New Hartford, Huntington, and Hereford facilities and by forging them to a smaller size. The forging process consists of heating an ingot to a precisely controlled temperature and reducing its diameter through pressing or extrusion, thereby producing a billet. The Company's billet-products include rounds or squares ranging from 5 to 18 inches in diameter, in lengths up to 30 feet. End-market applications of billet products include forged turbine aircraft engine disks, ring components, spacers, shafts and casings. The billet may be processed further into a bar by rolling it to a smaller cross section. The rolling process entails heating the billet to a precisely controlled temperature and reducing its diameter by passing it between shaped rolls. The Company produces bar products in rounds, squares and rectangles ranging from 0.375 to 5 inches in diameter, in common lengths from 20 to 30 feet. Bar products are sold primarily to machine shops, forgers and distributors. Cold drawn bar products are available in diameters less than 4 inches and include cold drawing in the final fabrication process.

         Flat Products

         The Company manufactures an extended range of flat products which provide high-strength, consistent formability, weldability and corrosion-resistance. Flat products are produced from slabs melted in the Huntington and Burnaugh facilities and hot-rolled on a primary hot sheet/strip facility in Huntington. The Hereford facility also produces flat products utilizing both extrusion billet and via conventional forging and hot or cold rolling procedures. The Company produces plate products in gauges ranging from
0.187 to 4 inches. Sheet and strip products are produced from slabs which are rolled on a hot reversing mill to form hot bands and subsequently cold-worked into the final product. Sheet products are produced in gauges ranging from 0.020 to 0.250 inches and with maximum width of 48 inches. Strip products are produced in gauges ranging from 0.008 to 0.250 inches and with maximum width of 36 inches. Customers use these materials to fabricate a variety of products including reaction vessels, heat exchangers and transfer piping for industrial applications.

         Pipe, Tubulars, and Extruded Shapes

         The Company produces a full range of extruded and cold-worked seamless pipe and tubular products used in corrosive and high temperature service environments. The Company's products are utilized worldwide in the critical piping systems of fossil fuel and commercial power facilities, equipment for petroleum and sour-gas exploration/development, heat-exchanger tubing and thermocouple sheathing. The Company hot extrudes and subsequently cold-works pipe to sizes ranging from 0.5 to 10 inches in diameter. Wall thicknesses are contingent upon product or application requirements and may range from 0.03 to 2 inches. Pipe and tubular products are produced in lengths up to 40 feet. Extruded shapes may include a broad range of sectional shapes and dimensions and are commonly produced in lengths up to 20 feet.

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

         The Company also manufactures wire rod products in the Huntington and Hereford facilities. Wire rod products are supplied to customers for further fabrication or for further cold working to smaller diameters.

         Welding Products

         The Company produces approximately 50 distinct welding electrodes, bare filler wires and flux products. The Company's aggregation of welding products complements the sale of primary mill products, which require welding, and markets high-value added welding products. The Company manufactures numerous types of filler metals, flux-coated electrodes, flux-cored wires, and fluxes, which may be used to join the high-performance nickel-based alloys it produces. Additional welding product applications include: (i) welding or repair-welding cast irons, (ii) welding dissimilar metal combinations, (iii) welding copper-nickel alloys, and (iv) overlaying corrosion-resisting layers on steels using welding techniques. Flux coated electrodes (for shielded-metal-arc welding), flux-cored wires (for flux-cored arc welding) and fluxes are produced in the Company's Newton, North Carolina facility. Bare filler wires (for gas-tungsten-arc, gas-metal-arc and submerged arc welding) are manufactured in both the Company's Newton, North Carolina and Hereford, England facilities. Other product offerings include thermal spray wire, flux-core wire and weld strip which are produced in a variety of alloy and chemical compositions.

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

The key product requirements of each industrial market are as follows:

         Aerospace - The aerospace market utilizes high-performance nickel-based superalloys for use in both the static and rotating components of turbine aircraft engines. Jet engines may produce in excess of 100,000 pounds of thrust and may subject parts to temperatures reaching 2,100(degree) Fahrenheit. Demand for the Company's products, which includes ingot, billet, rod, bar, plate, extruded shapes, sheet and wire products, is driven by the production of new commercial and military aircraft, new and replacement aircraft engines, and the maintenance requirements of commercial and military aircraft operators. Aerospace applications include turbine disks, casings, blades, vanes, ring components, ducting, thermal protection and fasteners. The aerospace market is the single largest market for the Company's products, aggregating approximately 35% of the Company's total net revenues in 2001.

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

         Power/Pollution Control - Demand for the Company's ingot, plate, sheet and welding products is driven by the construction and maintenance of land-based gas turbine cogeneration facilities, industrial and municipal hazardous waste management systems and by government legislated and self-imposed programs aimed at significantly reducing the level of sulfur dioxide emissions from fossil-fuel powered electric generating facilities.

         Oil/Petrochemical - The oil and petrochemical industry utilizes nickel-based billet, bar, plate and tubular products for applications such as downhole tubulars and tools for oil and gas extraction/refining, transfer piping and process furnaces used in hydrocarbon cracking, and sour-gas exploration/ development. Demand for the

Company's products is driven by the global demand and price of natural gas, development of sour-gas fields and petrochemical processing.

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


MARKETING AND DISTRIBUTION

         The Company serves a diversified global marketplace through a number of strategic distribution channels. These routes to market are structured to be the most effective and efficient for both Special Metals and the customer, and promote the products of the mills in Huntington, New Hartford and Hereford. The Company's other businesses control their individual routes-to-market using a similar mix of channels as appropriate.

         The Company's global sales and marketing organization identifies potential markets and growth opportunities for its products and determines effective strategies to service those markets and to establish and sustain a position as a preferred supplier. The critical elements of this strategy include:

         - Maintaining an appropriate presence in emerging market countries;

         -        Participating in appropriate route-to-market development; and

         - Developing partnerships with leading industry customers and suppliers.

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

         The Company maintains a global presence in all major geographic regions through the following types of outlets:

         -        Direct Sales Representatives;

         - Wholly or jointly owned sales and distribution operations such as Special Metals Services in Europe, Special Metals Services (Pacific) Pte. Ltd. in the Pacific Rim and Daido-Special Metals, Ltd. in Japan;

         -        Distributors and Agents; and

         - Value-added business units of the Company such as A-1 Wire Tech, Rescal, and the Welding Products Company.


         The Company distributes alloy products principally through its own direct sales organization to markets in North America, Europe, portions of Central and South America, and the Middle East.

         The Company maintains a strong global presence through a consolidated and integrated marketing and sales organization. Its presence in the continental United States is represented by field sales personnel located in two geographic regions, each of which is administered by a regional sales manager. Regional focus has allowed the Company to achieve operating efficiencies between its manufacturing, distribution, and marketing operations. Field sales personnel utilize computerized information systems which enable them to coordinate efforts with the manufacturing facilities and order entry personnel.

         The Company's direct sales efforts in Europe are coordinated through its principal marketing and sales offices headquartered in Hereford, England and field sales offices located in Dusseldorf, Germany; Chassieu (Lyon), France; Rotterdam, Netherlands; and Milan, Italy. The coverage of this organization also includes emerging Eastern European nations and the Commonwealth of Independent States.

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

         The sale of Special Metals products through independent distributors complements the direct sales efforts of the Company. The Company's distribution network has evolved over a period of years and is being continuously revised to ensure the most efficient structure for timely response to customer requirements. The Company continually seeks to refine its distribution base by: (i) offering effective market and product support to existing distributors; (ii) selectively expanding wholly-owned Company distribution center locations; and (iii) increasing the number of customer supply partnerships with distributors in the United States and Europe.

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

         Any protracted interruption in the supply of raw materials, substantial increases in their costs, or changes in payment terms extended to the Company by its suppliers, could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

CYCLICALITY OF AEROSPACE INDUSTRY

         The aerospace industry is the largest end-user market of the Company's products and has historically been characterized by severe cyclicality which has had a significant impact on the sales and profitability of superalloy producers, including Special Metals. The worldwide market for commercial aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth include sustained economic growth, both in developed and emerging countries, and political stability. In individual global market forecasts for the period between 2000 and 2019 prepared by the Boeing Company ("Boeing") and Airbus Industrie S.A. ("Airbus"), both companies project an average worldwide airline passenger growth rate of approximately 4.8% per annum during the forecast period. Both studies also projected that worldwide airline passenger traffic will double in 15 years and nearly triple in 20 years. In addition, worldwide cargo traffic and regional airline traffic is projected to grow at average annual rates of 6.4% and 8.0% respectively during the forecast period (Reference is made to the Current Market Outlook published by the Boeing Company, dated September 2000 and Global Market Forecast published by Airbus Industrie dated July 2000).

         In addition to worldwide airline passenger traffic, demand for commercial aircraft is further influenced by airline profitability, world trade policies, bilateral government relations, environmental constraints imposed upon aircraft operators and changes in technology.

         Following several years of economic expansion, the major economies of the United States and Europe began to slow in 2001. Air travel growth slowed in parallel. World air travel grew at more than 7% for the year ending December 2000. By August of 2001, air travel growth had declined 3% over the previous 12 months. A downturn in the commercial aircraft industry directly associated with the terrorist activities of September 11, 2001 was immediate, significant and widespread. Based upon industry data, air travel in September 2001 was drastically curtailed by approximately 20% in the U.S. and by approximately 12% in both Europe and Asia. As a result, airlines reduced their routes and frequencies to manage the decline in passenger traffic. The major U.S. airlines also reported significant financial losses in the fourth quarter of 2001 as did European and Asian airlines. Recent trends appear to indicate that, absent an event similar to that occurring on September 11, 2001, air travel growth and airline revenue will gradually return to pre-September 11 levels. As this occurs, airlines are expected to slowly expand their routes and frequencies.

         The following table sets forth historical and projected 2002-03 deliveries and orders for Boeing and Airbus.

                      Boeing                                     Airbus
                      ------                                     ------
       Year         Deliveries          Orders       Deliveries          Orders
       ----         ----------          ------       ----------          ------
       1995             252              437            124                106
       1996             272              727            126                326
       1997             374              550            182                460
       1998             564              630            229                556
       1999             620              370            294                476
       2000             489              608            312                520
       2001             527              329            325                274
       2002             380                -            300                  -
       2003             300                -            300                  -

         As a result, it is anticipated that future demand for our products from the commercial aerospace end-market, driven by an anticipated reduction in commercial aircraft production rates and the effect of excess inventory in the supply chain, is expected to decline during 2002. This decline started to occur in the fourth quarter of 2001.

         Substantially all of the revenues of the Company are derived from the sale of high-performance nickel-based alloy, superalloy, special alloy and related products. Accordingly, any significant decrease in demand or decline in prices for such products could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.


COMPETITION

         Several of the Company's production capabilities are possessed in varying degrees by other large, technically-competent firms with substantial assets, including both domestic and foreign manufacturers. The global industry is highly competitive and dominated by a few major producers. The Company's largest competitors include Allegheny Technologies, Inc. (formerly Allegheny Teledyne, Inc.), Carpenter Corporation, Haynes International, Inc., Krupp VDM GmbH, and Sumitomo (Japan).

         In the future, the Company may face increased competition from companies which currently have the required manufacturing equipment, but lack sufficient technological or financial resources. Demanding end-user specifications, a multi-stage manufacturing process and the technical, marketing and manufacturing expertise required to develop new innovative products combine to create significant barriers to entry. Factors which affect the Company's competitive posture include the quality of its products, marketing strategies, service and delivery capabilities, pricing, and engineering/production expertise. Although the Company believes that it exhibits strength in these areas and is well positioned to compete in the markets in which it operates, the competitive nature of the industry has had, and in the future may have, a material adverse effect on the business, financial condition, results of operations or prospects of the Company.


RESEARCH & DEVELOPMENT

         Special Metals is an industry leader in research and technology development. The Company's research and development efforts are closely aligned with its key business objectives, namely reducing the cost of producing its core business products, developing and improving proprietary alloys and metallurgical processes, and applying its technology to the manufacture of specialty alloys and materials for new market sectors. The Company's applied research, technical, development and metallurgical production efforts are staffed by approximately 75 individuals with engineering and science degrees. The Company conducts research and development activities at its New Hartford, Princeton and Huntington facilities. In addition to complete metal analysis and testing capabilities to support the Company's production and testing of nickel alloys, the New Hartford and Huntington facilities have dedicated research laboratories for physical and mechanical metallurgical analyses and process laboratories for pilot scale processing of new alloys. The research and development staffs are in close collaboration with the Company's production staffs and sales and marketing forces to facilitate the identification and development of new products as well as to improve existing products and processes.

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

         The Company spent approximately $4.4 million, $4.0 million and $2.9 million during 1999, 2000, and 2001, respectively, for research and development activities. The Company has also developed research and development initiatives with a number of customers in several industries and with several major universities in North America, Europe and Asia.

         The Company owns significant intellectual property, including 57 issued United States patents (with approximately 156 foreign equivalent patents) which protect its proprietary technology and processes, many of which are also filed under the patent laws of other nations. Although these patents, as well as the Company's numerous trademarks, technical information license agreements, and other intellectual property, have been and are expected to be of value, management believes that the loss or termination of any single such item or technically related group would not materially affect the Company's overall business.


CUSTOMER CONCENTRATION

         There are a small number of large consumers of high-performance nickel-based alloys in the world, and Special Metals believes it enjoys good relations with them. A substantial portion of the Company's business is conducted with a relatively small number of large customers. No single customer, in any year, represented over 10% of the Company's net sales. The Company's top ten customers accounted for approximately 31%, 35% and 38% of the Company's net sales in 1999, 2000 and 2001, respectively.


EMPLOYEES

         As of December 31, 2001, the Company had approximately 3,188 employees, approximately 61% of whom are represented by various national and international labor unions. The Company has entered into collective bargaining agreements with these union employees as follows:

                                            Number of
                                        Employees Covered
                                          By Bargaining
Location                                   Agreements       Effective Date                Expiration Date
New Hartford, New York:
     Production                                 348         September 1997                August 2003
     Support Technicians                         21         April 1999                    March 2002
Princeton, Kentucky                              67         August 2000                   August 2003
Dunkirk, New York                                50         August 1999                   August 2002
Huntington, West Virginia                       688         February 2002                 February 2005
Burnaugh, Kentucky                              149         April 1999                    March 2002
Hereford, England:
     Production                                 438         November 2001                 November 2002
     Craft                                      111         November 2001                 November 2002
     Clerical and Professional Staff             70         December 2001                 December 2002

         The Company is expected to negotiate six union contracts or collective bargaining agreements affecting 26% of the workforce during 2002. Approximately 438 production and maintenance workers in Hereford, England are covered under an annual collective bargaining agreement between the Company and the General Municipal Boilermakers and Allied Trades Union (the "GMBATU") effective through November 2002; approximately 111 craft and 70 clerical/professional staff in Hereford, England are covered under an annual collective bargaining agreement between the Company and Amicus effective through November 2002 and December 2002, respectively; approximately 149 production and maintenance workers in Burnaugh, Kentucky and 50 production and maintenance workers in Dunkirk, New York are covered by collective bargaining agreements between the Company and United Steelworkers of America (the "USWA") effective through March 2002 and August 2002, respectively; and approximately 21 support technicians in New Hartford, New York are covered under a collective bargaining agreement between the Company and the International Association of Machinists and Aerospace Workers through March 2002.

         The Company's remaining 1,103 union employees are represented by national unions under contracts with expiration dates extending through February 2005. In February 2002, the Company entered into a new, three-year collective bargaining agreement with the USWA representing approximately 688 production and maintenance workers at its Huntington, West Virginia facility.

         The Company believes it has good relations with its employees, but there can be no assurances that the Company will not experience a strike or other work stoppage or that acceptable collective bargaining agreements can be negotiated when the existing collective bargaining agreements expire.


ITEM 2.  PROPERTIES

         The following table sets forth certain information with respect to the Company's principal operating facilities. The Company believes that its operating facilities are generally well maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs.

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

Elkhart, IN                    160,000               Owned             Cold Strip Finishing and Conversion
Epone, FR                      150,000               Leased            Wire Products
Rockford, IL                   115,000               Leased            Wire Products
Newton, NC                     100,000               Owned             Welding Products
Dunkirk, NY                     98,000               Owned             Forging Plant
Princeton, KY                   70,000               Leased            Powder Products
                                                                       Research & Development

         The facilities in New Hartford, NY and Princeton, KY are leased from government agencies under arrangements in which the Company pays rent in lieu of taxes and has options to purchase such facilities at a nominal purchase price. These arrangements for the New Hartford, NY and Princeton, KY facilities expire in 2007 and 2005, respectively. The Princeton, KY facility lease is subject to extensions by the Company for an additional 10 years beyond the current term which expires on August 31, 2005. The Dunkirk, NY facility was leased under a similar arrangement, which expired in 2001. The transfer of title back to the Company is currently in process.



ITEM 3.  LEGAL PROCEEDINGS

CHAPTER 11 BANKRUPTCY FILING

See "Item 1. Business -- Bankruptcy Filing."

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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At December 31, 2001, the Company had total reserves of approximately $9.1 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2002 capital budget provides $1.9 million for environmental protection and compliance matters. The Company incurred annual capital expenditures for environmental matters of $3.5 million during 1999, $1.5 million during 2000 and $0.6 million during 2001. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws in respect of known remediation to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

         The following is a summary of the more significant environmental matters or proceedings in which the Company is currently involved:

         Asbestos Exposure Actions. Huntington Alloys, a domestic subsidiary of the Company ("Huntington"), is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of Huntington and former employees of contractors to Huntington, alleging exposure to asbestos at Huntington's West Virginia facility. Plaintiffs' counsel have also informed Huntington that they intend to add similar claims by additional plaintiffs. Insurance coverage is available for some of these proceedings. To date, no asbestos claims against Huntington have gone to trial.

         Jurisdiction over all asbestos cases pending in the State of West Virginia has been transferred to the Mass Litigation Panel, a panel set up by the West Virginia Supreme Court of Appeals to streamline the processes and procedures for resolving asbestos cases.

         In July of 2001, the West Virginia Supreme Court of Appeals issued a mandate to the presiding judge of the Mass Litigation Panel to commence all trials necessary to dispose of all asbestos litigation in the State of West Virginia by July 1, 2002. To attempt to comply with this mandate, the presiding judge of the Mass Litigation Panel has set a date of September 23, 2002 to commence a mass a trial for the thousands of asbestos cases that were pending in West Virginia as of September 6, 2001. As contemplated by the court's order, Huntington would be one of numerous defendants in the mass trial.

         Because the court has so far permitted Huntington to engage in only limited discovery with respect to the merits of the claims asserted against it, the Company is not able to reasonably estimate what the ultimate loss, if any, will be with respect to these matters. However, the damages sought by plaintiffs in these actions, if Huntington were required to pay them, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

         Manganese Exposure Actions. Huntington is a defendant in ten cases seeking damages for alleged health problems resulting from exposure to manganese in welding products. The cases are at various stages of pleading and discovery. One of the cases involves numerous plaintiffs. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

         The Huntington report was never issued in final form. No action has been taken by the inspecting agency since January 1996 in the case of Huntington. Burnaugh has been listed as one of over 1,700 high priority facilities. The Kentucky Division of Waste Management has revised the RCRA Facility Assessment report for Burnaugh and considers it to be a finalized document. A Voluntary Investigation Workplan submitted by the Company has been approved by the Division. The investigation is now underway. A revised Voluntary Investigation Workplan for three of the Solid Waste Management Units has been proposed to and approved by the Division. A Voluntary Investigation report has been submitted to the Division. If an investigation is ultimately required in Huntington, and when such is completed in Burnaugh, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

         Pennsauken Landfill / Puchack Well Field. Huntington is a third-party defendant in a lawsuit filed in New Jersey Superior Court (the "Pennsauken Action"). The plaintiffs in the Pennsauken Action, the Township of Pennsauken and the Pennsauken Solid Waste Management Authority filed the Pennsauken Action in 1991 against various defendants seeking to hold the defendants liable for the costs of remediation of the Pennsauken Landfill, the Puchack Well Field and/or surrounding areas. In September of 1999, two defendants in the Pennsauken Action filed a third-party complaint against numerous third-party defendants, one of which is Huntington. Several of the named third-party defendants, including Huntington, had previously been PRP's at the nearby Superfund site known as the Swope Oil Field. Huntington was a de minimis participant in the Swope Oil Field site and has, to date, paid less than $70,000 for its share of the remediation.

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

         Wiggin Electrical Switchgear. The Company expects that the Hereford, England facility of Wiggin will need to institute a phased program over ten years to replace its electrical switchgear, including oil-filled manual direct switchgear, air breakers and all other oil-filled switchgear. A program to replace the oil-filled manual direct switches began in 2000 ($0.6 million has been incurred through December 31, 2001) and will be completed by 2002, at a remaining estimated cost of $0.2 million. The cost of a program to replace the remainder of the electrical switchgear is estimated to be approximately $4.6 million, to be incurred during the period from 2002 through 2009.

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

         Tremont City Landfill Site. The United States Environmental Protection Agency (the "EPA") has identified Huntington as one of several PRPs under CERCLA at the Tremont City Landfill Site in Clark County, Ohio. The EPA has asked the PRPs to enter into an Administrative Order on Consent to perform or finance a Remedial Investigation and Feasibility Study (RI/FS) focusing on the barrelfill portion of the site. Huntington does not possess any records or information indicating that any of its wastes were ever transported to the site. Huntington's potential liability is premised on a reference in a facility customer list located by the EPA, although the EPA has attributed no waste volume to Huntington at this time. Huntington has declined the EPA's request to perform or finance an RI/FS and has requested the EPA to consider an appropriate de micromis or de minimis settlement. The EPA has not yet responded to Huntington's request. At this time, it is not possible to provide a reasonable estimate of the ultimate cost of any work which may be required at the Tremont City Landfill Site, or Huntington's share, if any, of such costs. Though the Company does not believe it likely that its liabilities, if any, at the Tremont City Landfill Site will have a material adverse effect on the Company's business, results of operations, financial condition or cash flow, this possibility cannot be excluded.

         Wiggin Acid Spill. Wiggin received an Enforcement Notice issued by the U.K. Environmental Agency when dilute chromic acid was accidentally released to a local stream. An action plan of improvements aimed at preventing a reoccurrence has been submitted to the Agency and accepted subject to Wiggin providing quarterly updates. It is not known whether the Agency will take further administrative action.



INCO

         The Company has filed a lawsuit against Inco Limited ("Inco") and certain of its subsidiaries, (together with Inco, the "Sellers"). The Company has claims pending against the Sellers alleging that the Sellers made fraudulent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. The Sellers have filed a counterclaim against the Company seeking in excess of $13 million, which the Sellers claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company intends to vigorously defend against the counterclaim. The lawsuit is still in the discovery stage. At this point in the proceeding, it is not possible to know if the Company will recover significant damages from the Sellers, or may ultimately be required to pay any or all of the amount sought by the Sellers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2001.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the Nasdaq National Market under the symbol "SMCX." The Company has been advised by The Nasdaq Stock Market that its common stock will be delisted at the opening of business on April 5, 2002, unless the Company requests a hearing. See "Item 1. Business -- Bankruptcy Filing." As of March 1, 2002, there were approximately 73 shareholders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's common stock. The quarterly high and low sales prices of the Company's common stock for the previous two fiscal years are indicated below:

                                   2000                               2001
Quarter Ended             High               Low             High               Low
------------------------------------------------------------------------------------
March 31                 $ 4.00             $2.75           $ 3.50            $ 2.25
June 30                    3.09              2.03             3.50              2.38
September 30               4.34              2.38             2.87              2.18
December 31                3.97              2.38             2.58              1.50

         Stock prices above are over-the-counter market quotations reflecting inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         The Company did not pay dividends on its common stock during 2000 or 2001 and does not currently intend to pay dividends on its common stock in the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. The Company's ability to pay dividends on its common stock is also subject to the covenants contained in its credit agreements, which effectively preclude the Company from paying dividends on its common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company as of, and for the years ended December 31, 1997, 1998, 1999, 2000, and 2001. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto included in Item 8 of this Form 10-K.

                                                                                  Year Ended December 31
                                                      -----------------------------------------------------------------------------
                                                         1997             1998             1999             2000             2001
                                                      ---------        ---------        ---------        ---------        ---------
                                                                         (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                             $ 186,071        $ 253,361        $ 603,220        $ 697,321        $ 729,348
Cost of goods sold                                      142,029          219,555          597,509          698,974          677,882
                                                      ---------        ---------        ---------        ---------        ---------

Gross profit (loss)                                      44,042           33,806            5,711           (1,653)          51,466
Selling, general and administrative expenses              6,958           15,753           25,468           26,254           29,946
                                                      ---------        ---------        ---------        ---------        ---------
Operating income (loss)                                  37,084           18,053          (19,757)         (27,907)          21,520
Interest expense                                            670            4,109           24,944           30,724           26,050
Other income                                               (107)            (914)          (3,259)          (6,999)            (989)
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes                        36,521           14,858          (41,442)         (51,632)          (3,541)
Income tax expense (benefit)(1)                          13,519            5,018          (16,132)         (19,757)          52,081
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss)                                     $  23,002        $   9,840        $ (25,310)       $ (31,875)       $ (55,622)
                                                      =========        =========        =========        =========        =========

Net income (loss) attributable to
  common shareholders                                 $  23,002        $   8,769        $ (31,733)       $ (39,091)       $ (62,646)
                                                      =========        =========        =========        =========        =========

Net income (loss) per share - (Basic and Diluted)     $    1.53        $     .57        $   (2.05)       $   (2.53)       $   (4.05)
Weighted average shares outstanding                      15,004           15,479           15,479           15,479           15,479
  (Basic and Diluted)

BALANCE SHEET DATA (AT PERIOD END):

Working capital(2)                                    $  68,825        $ 323,764        $ 283,722        $ 292,438        $   2,602
Total assets                                            141,750          840,154          811,287          820,325          700,579
Current portion of long-term debt and
  capital lease obligations(2)                              316           13,155           21,356           30,168          233,465
Long-term debt and capital lease obligations
  (excluding current maturities)(2)                         174          282,792          259,035          250,678              936
Subordinated notes payable to affiliate                      --               --            5,000           58,116           66,352
Shareholders' equity (deficit)                          103,971          111,359           76,277           30,313          (87,739)

(1) During the fourth quarter of 2001 the Company recorded a valuation allowance to offset the net deferred tax asset recorded in the United States. This resulted in a charge to tax expense of $53.7 million.

(2) The Company believed it likely would not be able to meet certain financial covenants under the Credit Agreement as of the quarter ending June 30, 2002. As of December 31, 2001, substantially all of the Company's long-term debt was reclassified to current debt in the consolidated balance sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include the Company's possible inability to obtain debtor in possession financing or effect a plan of reorganization; the general effect of the Company's bankruptcy filing on its vendors, customers and other aspects of its business operations; economic slowdowns and recessions (especially in the aerospace industry, in which a significant portion of the Company's customers are concentrated); the demand for the Company's products; the availability and pricing of raw materials used in the manufacture of the Company's products; the pricing of natural gas and electricity; changes in payment terms extended to the Company by its suppliers; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; and the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

                  Although the Company incurred operating losses for the years 1999 through 2001, many of the industries served by the Company improved during 2001. This coupled with working capital reductions and cost improvement and reduction programs enabled the Company to increase its sales volume during 2001, reduce operating losses and increase cash flow from operating activities. However, the events of September 11th, as well as the acceleration of an economic downturn, have subsequently adversely affected the industries served by the Company and have impacted its near term sales volume. As a result of these events and trends, the Company anticipates reductions in sales volume and increases in its operating loss during 2002.

         As a result of the changes in the Company's financial prospects, the Company's Senior Lenders prohibited the Company from additional borrowing under its revolving credit facility. Without access to the revolving credit facility there was insufficient liquidity available to make the required quarterly principal repayment of approximately $9 million due on the term loans at the end of March 2002. As a result, on March 27, 2002, the Company and its operating subsidiaries in the United States filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Kentucky in Lexington. As noted above, the Company does not currently have the ability to borrow under the Credit Agreement, but is working with its bank group to obtain debtor in possession financing. Although the Company feels confident it should obtain such financing, it is still uncertain at this stage. In the interim, the Company expects that cash and cash equivalents on hand and cash flow from operations will be adequate to meet its anticipated operating requirements.

         In response to this situation and in order to ensure the Company's ability to continue as a going concern, management's plans include the following:

         In addition to working with the bank group to arrange for debtor in possession financing the Company is also having discussions with its principal common and preferred stockholders, concerning the restructuring of its balance sheet. These discussions are ongoing and the ultimate outcome is uncertain at this time.

         The Company is in the process of implementing a corporate restructuring program and reducing salaried employment levels as part of its current effort to reduce costs. During 2002 the Company has eliminated 75 salaried positions with a projected annual savings of $5.0 million. The Company recorded a charge for severance of $1.1 million related to this restructuring program in the first quarter of 2002.

         Capital expenditures which are not deemed critical to ongoing operations will be deferred and strategies implemented to improve working capital management, particularly related to inventory.

         Many of the foregoing factors, over which the Company does not have complete control, may materially affect the performance, financial condition and liquidity of the Company.

         General

         The Company manufactures high-performance nickel-based alloys, superalloys and special alloys which are highly engineered metal alloys designed to withstand extremes of heat, stress, and corrosion. The Company conducts its business through three principal operating segments. The Premium Alloys Division manufactures a comprehensive range of premium grade, nickel-based and cobalt-based wrought superalloy and special alloy long products in ingot, billet and bar forms, which are used primarily in jet engines. This division also produces shape memory alloys, known as Nitinol, which is used primarily in medical and dental applications; and powder metallurgy superalloy products used principally in military and the latest generation of large commercial jet engines. The Huntington Alloys Division manufactures nickel-based alloys in a broad range of product forms, including ingot, billet, bar, rod, sheet, strip, plate, tubulars, and rod-in-coil. The division also manufactures and sells nickel-based welding consumables and high-performance nickel-based alloy and stainless steel wire products. The Wiggin Alloys Division manufactures nickel-based alloys in billet, bar, rod, extruded section, narrow strip, wire, foil, sheet, rod-in-coil and tubular product forms. The organization also includes a network of distribution facilities and service centers throughout Europe.

         Net Sales. For the twelve months ended December 31, 2001, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 24.3%, 52.6%, and 23.1%, respectively, of the Company's net sales of $729.3 million. Net sales include sales of the Company's high-performance nickel-based alloy, superalloy, and special alloy products, as well as revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts and indexed price contracts. Long-term firm price and indexed price contracts have become more prevalent in the superalloy industry because jet engine manufacturers are required to provide firm price quotations to airlines for jet engines to be delivered several years into the future. To the extent that it has entered into long-term agreements, the Company has sought pricing terms which are either indexed or otherwise accommodate changes in product and raw material markets.

         Export sales represent a significant portion of the Company's business. In 1999, 2000 and 2001, sales by domestic businesses of the Company to purchasers outside of the United States totaled 15%, 18% and 17% of the Company's total net sales, respectively.

         Cost of Goods Sold. The high-performance nickel-based alloy, superalloy and special alloy industry is characterized by high capital investment and high fixed costs, and therefore profitability is significantly affected by changes in volume. Variable costs such as raw materials, labor, supplies and energy (primarily electricity and natural gas) generally account for more than 70% of the Company's cost of goods sold. Fixed costs, which include indirect overhead and depreciation, constitute the remainder of the Company's cost of goods sold. The Company has undertaken in previous years and continues to focus on initiatives to maintain and improve its efficiency and cost position.

         The Company consumes large amounts of electricity and natural gas in the manufacture of its products. The prices for electricity, natural gas, and other energy resources are subject to market conditions and may be volatile. As a result, any increase in the cost of such resources may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See "- Forward Looking Statements." The financial performance of the Company's U.S. domestic operations were adversely impacted by rising natural gas costs during 2000 and 2001.

         The Company's superalloy and special alloy products are comprised of varying amounts of nickel and nickel-bearing scrap (often representing 50% or greater). Therefore, product costs are impacted more by the supply and price of nickel and nickel-bearing scrap than by other materials. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Certain of the Company's long-term sales agreements, referred to as indexed price sales contracts, provide for certain price adjustments to reflect changes in the price of raw materials, principally nickel. Most of the Company's product sales are made, and are expected to be made in the future, under firm price contracts which do not provide for raw material price adjustments. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product contracts, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. As a result, in the short term, changes in the prices of raw materials do not necessarily impact the current period revenue and cost of sales. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At December 31, 2001, the Company had open purchase contracts with a notional principal value of approximately $37.3 million. The fair value of the material covered by these contracts based on the December 31, 2001 price quoted on the LME, was approximately $36.8 million. Unrealized gains and losses on the contracts, which have been designated as effective hedges on firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

         Certain freight and handling costs have been reclassed among net sales, cost of goods sold and selling, general and administrative expenses for the twelve month period ended December 31, 2000 and preceding periods. This reclassification was recorded in the quarter ended September 30, 2001 in order to be consistent with the terms of EITF 00-10 regarding the classification of freight and handling costs. As a result of EITF 00-10, net sales increased $1.5 million, cost of goods sold increased $2.8 million and selling, general and administrative expenses decreased $1.3 million for the twelve month period ended December 31, 2000 (Net sales increased $1.0 million, cost of goods sold increased $2.3 million and selling, general and administrative expenses decreased $1.3 million for the twelve month period ended December 31, 1999).

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                        1999             2000             2001
                                        -----            -----            -----
Net sales                               100.0%           100.0%           100.0%
Costs of goods sold                      99.1            100.2             92.9
                                        -----            -----            -----
Gross profit (loss)                       0.9             (0.2)             7.1
Selling, general and
   administrative expenses                4.2              3.8              4.1
                                        -----            -----            -----
Operating income (loss)                  (3.3)            (4.0)             3.0
Interest expense                          4.1              4.4              3.6
Other income                             (0.5)            (1.0)            (0.1)
                                        -----            -----            -----
                                          3.6              3.4              3.5
                                        -----            -----            -----
Loss before income taxes                 (6.9)            (7.4)            (0.5)
Income tax expense (benefit)             (2.7)            (2.8)             7.1
                                        -----            -----            -----
Net loss                                 (4.2)            (4.6)            (7.6)
                                        =====            =====            =====

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

NET SALES.

         Premium Alloys. Net sales increased $8.7 million, or 5.2%, from $168.5 million in 2000 to $177.2 million in 2001. An increase in sales volume accounted for $5.9 million of the above increase and an increase in average realized selling prices accounted for $2.8 million. This increase in sales is primarily attributable to increased sales volume and average realized selling prices for the Company's billet and rolled nickel-based superalloy and special alloy products supplied to growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market.

         Huntington Alloys. Net sales increased $8.7 million, or 2.3%, from $374.7 million in 2000 to $383.4 million in 2001. An increase in average realized selling prices accounted for $35.7 million of the above increase, offset by a decrease in sales volume which accounted for $(27.0) million. The increase in average realized selling prices was driven by a product mix shift to higher priced nickel-based superalloy and special alloy billet and ingot products supplied to growing markets for land-based gas turbines used in electrical power generation and in the commercial aerospace and oil/gas end-markets. However, this increase was offset by reduced sales volume and average realized selling prices for the Company's products used in consumer related goods (most notably, in the automotive and appliance industries) and continued weakness in the chemical processing industry.

         Wiggin Alloys. Net sales increased $14.6 million, or 9.5%, from $154.1 million in 2000 to $168.7 million in 2001. An increase in sales volume accounted for $21.8 million of the above increase, offset by a decrease in average realized selling prices which accounted for $(7.2) million. The Company realized increased sales volume for its nickel-based superalloy and special alloy billet and plate products supplied to the oil/gas and commercial aerospace end-markets.



COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold decreased $6.5 million, or 4.3%, from $152.1 million in 2000 to $145.6 million in 2001. As a percentage of net sales, cost of goods sold decreased from 90.3% in 2000 to 82.2% in 2001, primarily as a result of fixed costs being absorbed over a higher volume of sales, and lower raw material costs, principally nickel.

         Huntington Alloys. Cost of goods sold decreased $31.2 million, or 7.8%, from $399.5 million in 2000 to $368.3 million in 2001. Raw material costs accounted for $(41.1) million of the above decrease, offset by an increase in manufacturing costs which accounted for $9.9 million. As a percentage of net sales, cost of goods sold decreased from 106.6% in 2000 to 96.1% in 2001, primarily as a result of increased selling prices as mentioned above and lower raw material costs, principally nickel.

         Wiggin Alloys. Cost of goods sold increased $16.2 million, or 11.4%, from $141.7 million in 2000 to $157.9 million in 2001. An increase in raw material costs accounted for $11.4 million of the above increase and an increase in manufacturing costs accounted for $4.8 million. As a percentage of net sales, cost of goods sold increased from 91.9% in 2000 to 93.6% in 2001.

         Corporate. Cost of goods sold not allocated to an operating segment increased $0.4 million, or 7.1%, from $5.6 million in 2000 to $6.0 million in 2001. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.

GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit increased $15.2 million, or 92.7%, from $16.4 million in 2000 to $31.6 million in 2001.

         Huntington Alloys. Gross profit (loss) increased $39.9 million, from $(24.8) million in 2000 to $15.1 million in 2001.

         Wiggin Alloys. Gross profit decreased $1.6 million, or 13.2%, from $12.4 million in 2000 to $10.8 million in 2001.

SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $2.7 million, or 33.6%, from $8.0 million in 2000 to $5.3 million in 2001 as a result of reduced sales, marketing, administrative and research expenditures as well as an absorption of costs by other segments. Selling, general and administrative expenses as a percentage of net sales decreased from 4.8% in 2000 to 3.0% in 2001.

         Huntington Alloys. Selling, general and administrative expenses decreased $0.4 million, or 2.4%, from $14.8 million in 2000 to $14.4 million in 2001 as a result of reduced sales, marketing and research expenditures, offset by increased administrative expenditures, including an absorption of costs from other segments. Selling, general and administrative expenses as a percentage of net sales decreased from 3.9% in 2000 to 3.7% in 2001.

         Wiggin Alloys. Selling, general and administrative expenses increased $0.1 million, or 5.5%, from $2.4 million in 2000 to $2.5 million in 2001 as a result of increased research expenditures. Selling, general and administrative expenses as a percentage of net sales were 1.5% in both 2000 and 2001.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $6.7 million from $1.1 million in 2000 to $7.8 million in 2001. This increase is primarily attributable to increased legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses.

OPERATING INCOME (LOSS).

         Premium Alloys. Operating income increased $17.9 million, or 216.5%, from $8.4 million in 2000 to $26.3 million in 2001. Operating income as a percentage of net sales increased from 4.9% in 2000 to 14.9% in 2001.

         Huntington Alloys. Operating income (loss) increased $40.3 million, or 101.8%, from $(39.6) million in 2000 to $0.7 million in 2001. Operating income
(loss) as a percentage of net sales improved from (10.6)% in 2000 to 0.2% in 2001.

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

         Wiggin Alloys. Operating income decreased $1.7 million, or 17.7%, from $10.0 million in 2000 to $8.3 million in 2001. Operating income as a percentage of net sales decreased from 6.5% in 2000 to 4.9% in 2001.

INTEREST EXPENSE.

         Interest expense decreased $4.7 million, or 15.2%, from $30.7 million in 2000 to $26.0 million in 2001, primarily due to a decrease in indebtedness and lower interest rates.

OTHER EXPENSE (INCOME).

         Other expense (income) decreased $6.0 million from $(7.0) million in 2000 to $(1.0) million in 2001. This decrease is primarily attributable to $0.8 million in foreign currency gains in 2000 as compared to $0.7 million in foreign currency losses in 2001 and the Company's adoption of SFAS No. 133 during 2001 which resulted in a $2.2 million charge.

INCOME TAX EXPENSE (BENEFIT).

         Income tax expense increased $71.9 million, from a benefit of $19.8 million in 2000 to an expense of $52.1 million in 2001, primarily due to the decrease in loss before income taxes and the Company recording a $53.7 million deferred tax valuation allowance during the fourth quarter of 2001.

NET LOSS.

         Net loss increased $23.7 million, or 74.5%, from $(31.9) million in 2000 to $(55.6) million in 2001 for the reasons stated above. Net loss as a percentage of net sales increased from (4.6)% in 2000 to (7.6)% in 2001.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

NET SALES.

         Premium Alloys. Net sales increased $41.7 million, or 32.9%, from $126.8 million in 1999 to $168.5 million in 2000. An increase in sales volume accounted for $20.5 million of the above increase and an increase in average realized selling prices accounted for $21.2 million. This increase in sales is primarily attributable to increased sales volume for nickel-based superalloys and special alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace end-market.

         Huntington Alloys. Net sales increased $54.2 million, or 16.9%, from $320.5 million in 1999 to $374.7 million in 2000. An increase in sales volume accounted for $35.6 million of the above increase and an increase in average realized selling prices accounted for $18.6 million. The Company realized increased sales volume and average realized selling prices for nickel-based superalloys and special alloys from growing markets for land-based gas turbines used in electrical power generation and improved conditions in the commercial aerospace and oil/gas end-markets. However, this increase was offset by a decline in sales and operating profit resulting primarily from decreased sales volume and average realized selling prices for the Company's flat rolled products to the chemical and petrochemical processing end-markets.

         Wiggin Alloys. Net sales decreased $1.8 million, or 1.1%, from $155.9 million in 1999 to $154.1 million in 2000. A decrease in average realized selling price accounted for $(10.7) million of the above decrease, offset by an increase in sales volume which accounted for $8.9 million. The Company realized increased sales volume for nickel-based superalloys and special alloys due to improved conditions in the commercial aerospace end-market. However, this increase was offset by the continued weakening of European currencies as compared to the U.S. dollar and the British pound sterling.

COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold increased $44.9 million, or 41.9%, from $107.2 million in 1999 to $152.1 million in 2000. As a percentage of net sales, cost of goods sold increased from 84.5% in 1999 to 90.3% in 2000, primarily as a result of higher raw material costs, principally nickel, and the rising cost of natural gas.

         Huntington Alloys. Cost of goods sold increased $57.8 million, or 16.9%, from $341.7 million in 1999 to $399.5 million in 2000, primarily as a result of higher raw material costs, principally nickel, and the rising cost of natural gas in the fourth quarter of 2000. As a percentage of net sales, cost of goods sold was 106.6% in 1999 and 2000.

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

         Huntington Alloys. Gross profit (loss) increased $(3.6) million, or 16.9%, from $(21.2) million in 1999 to $(24.8) million in 2000.

         Wiggin Alloys. Gross profit decreased $1.0 million, or 7.4%, from $13.4 million in 1999 to $12.4 million in 2000.

SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $0.2 million, or 2.5%, from $8.2 million in 1999 to $8.0 million in 2000. This decrease is principally the consequence of reduced sales and marketing expenditures, offset in part by a non-recurring charge associated with the retirement of the Company's former President and Chief Executive Officer. Selling, general and administrative expenses as a percentage of net sales decreased from 6.5% in 1999 to 4.8% in 2000.

         Huntington Alloys. Selling, general and administrative expenses increased $0.5 million, or 3.7%, from $14.3 million in 1999 to $14.8 million in 2000. This increase is principally the consequence of increased sales and marketing expenditures, offset in part by reduced research and development expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 4.4% in 1999 to 3.9% in 2000.

         Wiggin Alloys. Selling, general and administrative expenses decreased $0.6 million, or 20.4%, from $3.0 million in 1999 to $2.4 million in 2000. This decrease is principally the consequence of reduced sales and marketing expenditures. Selling, general and administrative expenses as a percentage of net sales decreased from 1.9% in 1999 to 1.5% in 2000.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $1.1 million from zero in 1999 to $1.1 million in 2000. This increase is primarily attributable to increased legal expenditures associated with the Company's lawsuit against Inco and certain other consulting expenses.

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

INTEREST EXPENSE.

         Interest expense increased $5.8 million, or 23.2%, from $24.9 million in 1999 to $30.7 million in 2000, primarily due to the increase in indebtedness and interest rates.

INCOME TAX EXPENSE (BENEFIT).

         Income tax benefit increased $(3.7) million, or 22.5%, from $(16.1) million in 1999 to $(19.8) million in 2000, primarily due to the increased pre-tax loss. The effective tax rate decreased from 38.9% in 1999 to 38.3% in 2000, primarily due to the effect of foreign income and decreased benefits from the Company's foreign sales corporation.

NET LOSS.

         Net loss increased $6.6 million, or 25.9%, from $(25.3) million in 1999 to $(31.9) million in 2000 for the reasons stated above. Net loss as a percentage of net sales increased from (4.2)% in 1999 to (4.6)% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from capital expenditures, working capital requirements, and principal and interest payments on indebtedness. The Company has historically met these liquidity requirements with funds generated from operations and from short-term and long-term debt financing (including borrowings from its principal stockholders). The Company's business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in the manufacturing process and compliance with environmental laws.

         Net cash provided by (used in) operating activities was $8.4 million, $(32.2) million and $ 58.7 million for 1999, 2000 and 2001, respectively. Net cash provided by operating activities for 2001 amounted to $ 58.7 million, consisting primarily of a net loss of $ (55.6) million offset by depreciation and amortization expense of $40.7 million, provision for deferred income taxes of $ 51.3 million, subordinated debt interest of $3.4 million, charges for derivative and hedging activities of $2.2 million, $0.6 million of other adjustments and decrease in working capital of $ 16.1 million, which includes decreases in accounts receivable and inventory. Net cash used in operating activities for 2000 amounted to $ (32.2) million, consisting primarily of a net loss of $(31.9) million offset by depreciation and amortization expense of $40.5 million, subordinated debt interest of $3.3 million, increases in working capital of $23.3 million, which includes increases in accounts receivable and inventory and an increase in the provision for deferred income taxes of $20.9 million.

         Capital expenditures were $12.0 million, $8.1 million and $9.5 million for 1999, 2000 and 2001, respectively.

         The Company's principal sources of funds have been (i) funds generated from operations; (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (as amended, the "Credit Agreement"). and (iii) borrowings under the Subordinated Loan Agreement.

         As discussed above, because the Company's Senior Lenders prohibited the Company from additional borrowing under the Revolving Credit Facility, the Company was unable to pay the scheduled principal repayments of approximately $9 million due on the term loans at the end of March 2002. As a result, on March 27, 2002, the Company and its operating subsidiaries in the United States filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Kentucky in Lexington. The Company does not currently have the ability to borrow under the Credit Agreement but is working with its bank group to obtain debtor in possession financing. Although the Company expects that it will be able to obtain such financing, it is still uncertain at this stage. In the interim, the Company expects that cash and cash equivalents on hand and cash flow from operations will be adequate to meet its anticipated operating requirements.

         The Credit Agreement provides for two term loans (the "Tranche A Term Loan" and the "Tranche B Term Loan," collectively, the "Term Loans") and a $100 million revolving credit and letter of credit facility (the "Revolving Credit Facility").

         The Tranche A Term loan is scheduled to be repaid in quarterly installments through 2003 and the Tranche B Term loan is scheduled to be repaid in quarterly installments through 2005. Required payments under the Credit Facility are as follows, assuming prepayment of the debt obligations is not required (in thousands):

                    Tranche A         Tranche B
         Year       Term Loan         Term Loan        Revolver            Total
         ----       ---------         ---------        --------            -----
         2002           36,250            1,000                 -         37,250
         2003           28,442           12,625            71,500        112,567
         2004                -           47,500                 -         47,500
         2005                -           34,125                 -         34,125

The Company had made all scheduled repayments as they came due until the March 29, 2002 repayment date, when the Company was unable to make the scheduled repayments due to the liquidity constraints discussed above.

         The Company's obligations under the Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and by a pledge of the capital stock of certain subsidiaries. The Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, permit liens on its assets, guarantee indebtedness or enter into certain transactions with affiliates. The Credit Agreement also requires the Company to satisfy certain financial tests relating to, among other things, the Company's minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"); consolidated leverage ratio; interest coverage ratio and fixed charge coverage ratio.

         At September 30, 1999, the Company was in violation of the revised minimum EBITDA and leverage ratio financial tests included in the Credit Agreement. The lenders under the Credit Agreement (the "Senior Lenders") agreed to amend the terms of the Credit Agreement and waive the defaults provided the Company agree to pursue additional capital in the form of subordinated loans.

         Effective December 17, 1999, the Company entered into the Subordinated Loan Agreement with Societe Industrielle de Materiaux Avances ("SIMA"), which is the owner of 38.5% of the Company's outstanding common stock. The Subordinated Loan Agreement provides for a total of $50 million, $20 million in term loans (the "Subordinated Term Loans") and a $30 million revolving credit facility (the "Subordinated Revolving Credit Facility"). Proceeds from the Subordinated Term Loans were used for working capital purposes and to make required repayments to the Senior Lenders under the Credit Agreement. The Subordinated Term Loans and outstanding Subordinated Revolving Loans mature on July 28, 2006 (the "Maturity Date"). Amounts outstanding under the Subordinated Loan Agreement bear interest at a rate per year equal to the three-month London Interbank Offered Rate plus 1%. Accrued interest on both the Subordinated Term Loans and Subordinated Revolving Loans is to be paid in kind by addition to the principal of the Subordinated Term Loans on the last day of each calendar quarter.
       The Company's obligations under the Subordinated Loan Agreement are unsecured and expressly subordinated to its obligations under the Credit Agreement. Pursuant to a Debt Subordination Agreement entered into by SIMA and the Company for the benefit of the Senior Lenders, the Company may not repay the Subordinated Term Loans until all amounts due to the Senior Lenders have been paid. Additionally, the Company may not repay Subordinated Revolving Loans if an event of default exists under the Credit Agreement or would occur as a result of the payment or if the aggregate amount outstanding under the Revolving Credit Facility exceeds $76 million.

         Effective December 29, 1999, the Company entered into the Third Amendment to Credit Agreement and Limited Waiver (the "Third Amendment"). Among other things, the Third Amendment; waived the events of default which resulted from the Company not complying with the minimum EBITDA and leverage ratio financial tests at September 30, 1999; reduced the maximum amount available to the Company under the Revolving Credit Facility from $150 million to $100 million; revised the minimum EBITDA financial tests through the period ending March 31, 2001, and suspended all other financial tests until the quarter ended June 30, 2001, at which time all financial tests were to again be effective. The Third Amendment also prohibited payments of dividends on the Series A Convertible Preferred Stock unless such payments were funded by the issuance and sale of stock of the Company to SIMA or from additional advances by SIMA of Subordinated Term Loans.

         Pursuant to an amendment to the Credit Agreement dated as of March 28, 2001 (the "Fourth Amendment"), amounts outstanding on the Tranche A Term Loan and amounts outstanding under the Revolving Credit Facility bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .50%, plus a margin of 2.00% or (ii) the Eurodollar rate, which is the reserve adjusted New York interbank offered rate, plus a margin of 3.25%. The applicable margins under the Fourth Amendment for amounts outstanding on the Tranche B Term Loan are (i) for base rate loans, 2.50% and (ii) for Eurodollar rate loans, 3.75%. Prior to the Fourth Amendment, pursuant to an amendment to the Credit Agreement dated as of March 31, 1999 (the "First Amendment"), the applicable margins for amounts outstanding on the Tranche A Term Loan and amounts outstanding under the Revolving Credit Facility were (i) for base rate loans, 1.50% and (ii) for Eurodollar rate loans, 2.75%. The applicable margins under the First Amendment for amounts outstanding on the Tranche B Term Loan were (i) for base rate loans, 2.00% and (ii) for Eurodollar rate loans, 3.25%. A commitment fee of .375% to ..50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

         In addition to modifying the interest rates for amounts outstanding under the Credit Agreement, the Fourth Amendment, among other things, revised the minimum EBITDA financial tests through the period ending March 31, 2002, and suspended all other financial tests until the quarter ended June 30, 2002, at which time all financial tests were to again be effective. The Fourth Amendment also limited capital expenditures to a maximum of $23 million in 2001 and $7.5 million during the first three months of 2002, unless capital expenditures in excess of those amounts are funded by the issuance and sale of stock of the Company to SIMA or from additional advances by SIMA of Subordinated Term Loans.

         At December 31, 2001, the aggregate amount outstanding under the Revolving Credit Facility was $71.5 million. However, as a result of outstanding letters of credit issued under the Revolving Credit Facility, for purposes of determining borrowing availability, the balance outstanding under the Revolving Credit Facility is deemed to be $74.8 million. The amount outstanding under the Subordinated Revolving Credit Facility was $2.4 million at December 31, 2001. The aggregate amount outstanding under the Subordinated Term Loan was $63.9 million at December 31, 2001, due to the addition of accrued interest on the SIMA loans to the principal amount of the Subordinated Term Loan, the conversion of $27.6 million of Subordinated Revolving Loans to

Subordinated Term Loans and additional advances from SIMA to pay dividends on the Company's Senior Preferred Stock (as defined below).

         As of December 31, 2001, the Company believed it likely would not be able to meet certain financial covenants under the Credit Agreement as of the quarter ending June 30, 2002. Consequently, in accordance with generally accepted accounting principles, as of December 31, 2001, substantially all of the Company's long-term debt was reclassified to current debt in the consolidated balance sheet. As of December 31, 2001, the Company's total outstanding debt under the credit facility was $231.4 million.

         As discussed above because the Company's Senior Lenders prohibited the Company from additional borrowing under the Revolving Credit Facility, the Company was unable to pay the scheduled principal repayments of approximately $9 million due on the term loans at the end of March 2002. As a result, on March 27, 2002, the Company and its operating subsidiaries in the United States filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Kentucky in Lexington. As noted above, the Company does not currently have the ability to borrow under the Credit Agreement, but is working with its bank group to obtain debtor in possession financing. Although the Company feels confident it should obtain such financing, it is still uncertain at this stage. In the interim, the Company expects that cash and cash equivalents on hand and cash flow from operations will be adequate to meet its anticipated operating requirements.

         The Company's Series A Convertible Preferred Stock ("Senior Preferred Stock") accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, (each, a "Dividend Payment Date"). For each of the Dividend Payment Dates from April 28, 2000 through July 28, 2001, the Company borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of Senior Preferred Stock with the proceeds of each loan. The Company has the right to defer payment of accumulated dividends. The Company exercised the right to defer payment on each Dividend Payment Date from the issuance of the Senior Preferred Stock (October 28, 1998) through the January 28, 2000 Dividend Payment Date and on the October 28, 2001 and January 28, 2002 Dividend Payment Dates. The terms of the Credit Agreement prohibited the Company from paying dividends as of those Dividend Payment Dates. As of December 31, 2001, the total amount of dividends accrued and unpaid was $12.1 million. Because the Company deferred payment of dividends for six quarterly dividend periods, the number of directors constituting the Company's Board of Directors has been increased, and the holders of Senior Preferred Stock have elected three individuals to fill the newly created directorships.

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

         As noted above, the Company does not currently have the ability to borrow under the Credit Agreement, but is working with its bank group to obtain debtor in possession financing. Although the Company expects that it will be able to obtain such financing, it is still uncertain at this stage. In the interim, the Company expects that cash and cash equivalents on hand and cash flow from operations will be adequate to meet its anticipated operating requirements. See "- Forward Looking Statements."

BACKLOG

         As of December 31, 2001, the Company's backlog orders aggregated approximately $294.2 million, compared to $310.2 million at December 31, 2000. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at December 31, 2001 are expected to be shipped within the 12 months beginning January 1, 2002. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm price orders will not be canceled or delayed. The cyclical nature of the Company's business and the events associated with the terrorist activities of September 11 has impacted the order entry in early 2002 and as a result the Company's backlog orders aggregated approximately $242.0 million at March 22, 2002.

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

         The Company has also considered SFAS No. 141 ("Business Combinations") and SFAS No. 143 ("Accounting for Asset Retirement Obligations") and has determined that each is not applicable to the Company's current operations. The Company has also considered SFAS No. 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets") and is currently assessing if there will be any impact on the Company's financial position.

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

         The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material; however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts settled in cash by approximately $239,000. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $1,000,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         At December 31, 2001, the Company has approximately $297.8 million of variable rate long-term debt. As required by the terms of the Credit Agreement, the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $53,250,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement has a notional amount of $53,250,000 through September 15,2003 based on LIBOR at 5.76%. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future interest expense on the $191.3 million of debt that is not covered by the swap agreements by approximately $1.9 million.

CRITICAL ACCOUNTING POLICIES

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, the Company evaluates its estimates, including those related to allowances for uncollectible accounts, inventory reserves, restructuring accruals, pension and other post-retirement benefit obligations and the underlying actuarial assumptions related thereto, the recoverability of other long-lived assets and accruals for environmental remediation, litigation, income tax and other contingencies. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from previously estimated amounts under different assumptions or conditions. A critical accounting policy is one that requires management's most difficult, subjective or complex estimates and assessments, often as a result of the need to make estimates about the effect of matters which are inherently uncertain. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those most important in the portrayal of the Company's financial condition and results of operations.

         This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes contained elsewhere in this report.

Environmental and Contingencies

         The Company is subject to various federal, state, local and foreign environmental legal and worker safety and health laws and regulations, related to its worldwide operations. As a result of those obligations the Company is involved in specific environmental litigation and claims, the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes and efforts to meet or correct compliance related matters. The Company records an accrual for environmental, legal, and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts may be reasonably estimated. The Company continually assesses the likely outcome of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcome of those matters will not differ materially from the Company's assessment of them.



Pension and Other Post-Retirement Benefit Obligations

         The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions", which requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension income (expense) include pension liability discount rates, the expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants utilize subjective factors such as withdrawal and mortality rates to determine these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. Such differences may result in a significant impact to the amount of pension expense recorded by the Company.

         The Company accounts for its other post-retirement benefit obligations in accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions". Costs and obligations are dependent upon management's assumptions related to future events which are used by actuaries in calculating such amounts. These assumptions include health care cost trend rates, mortality rates and other factors. Health care cost trend assumptions are developed based upon historical cost data, the near term outlook and an assessment of long term trends. Significant differences in actual experience or significant changes in assumptions could affect other post-retirement benefit costs and obligations.

Deferred Income Taxes

         The Company records a valuation allowance to reduce its deferred tax assets to the amount which is believed to be realizable under the more likely than not recognition criteria. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, it is possible that in the future the Company may change its estimate of the amount of deferred income tax assets that would more likely than not be realized, resulting in an adjustment to the deferred income tax valuation allowance that would either increase or decrease, as applicable, reported net income in the period such determination was made. During 2001, a deferred tax valuation allowance of $77.6 million was established for net deferred assets related to the Company's U.S. operations.

Long-Term Contractual Obligations and Commercial Commitments

         The following table summarizes the Company's various long-term contractual obligations for the next five years and thereafter, assuming prepayment of the debt obligations is not required (in thousands):

                                                Payments due
                      -------------------------------------------------------------------------------
                        2002          2003          2004          2005          2006       Thereafter
                      --------      --------      --------      --------      --------      --------
Long-term debt        $ 37,434      $112,752      $ 47,661      $ 34,249      $    129      $  1,153
Capital leases             200           218           238           218           101            48
Operating leases         2,389         1,173           886           741           671            --
                      --------      --------      --------      --------      --------      --------
Contractual cash      $ 40,023      $114,143      $ 48,785      $ 35,208      $    901      $  1,201

Off-Balance Sheet Arrangements

The Company's investment in joint venture represents its 50% investment in Daido-Special Metals, Ltd. ("DSML"). DSML is a Japanese marketer of an extensive range of superalloys and high-performance alloys produced by the Company and Daido Steel Co., Ltd. in Japan. The Company accounts for its investment using the equity method. The Company's share of earnings in the joint venture was $888,000 and $686,000 in 2000 and 2001, respectively. The net investment in joint venture was $7,991,000 and $7,294,000 at December 31, 2000 and 2001,
respectively, and is recorded in other assets.

The summary balance sheet of the joint venture at December 31, 2000 and 2001 is as follows (in thousands):

                                     2000                     2001
                                    -------                 -------
Current Assets                      $96,227                 $63,915
Total Assets                        $97,817                 $65,286

Current Liabilities                 $80,020                 $49,415
Total Liabilities                   $81,835                 $50,698

Shareholders' Equity                $15,982                 $14,588

The Company does not guarantee any amounts of debt in the joint venture Daido-Special Metals, Ltd.

Other Transactions

The Company has entered into various transactions with related parties, including a principal shareholder of the Company. The Company and an affiliate share common insurance coverage for product liability, contingent and excess liabilities, and business interruption. The Company was charged $1.1 million, $1.1 million and $0.9 million for its share of the premium due for the years ended December 31, 1999, 2000 and 2001, respectively. The Company also purchases products used in the manufacturing process from affiliates, principally raw materials. Such purchases totaled $7.1 million, $17.7 million and $21.4 million during the years ended December 31, 1999, 2000 and 2001, respectively. During 1999, 2000 and 2001, the Company sold superalloy and special alloy products to affiliates. The net revenues realized from such sales were $50.6 million, $78.5 million and $89.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company has also entered into a Managerial Assistance Agreement, Technical Assistance Agreement and warehouse agreement with affiliated parties. Management believes that the terms of such transactions are no less favorable than the terms which it would have obtained in transactions with unaffiliated third parties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                             Page in
                                                                            Form 10-K
                                                                            ---------
Report of Independent Auditors                                                42

Consolidated Balance Sheets as of December 31, 2000 and 2001.                 43

Consolidated Statements of Operations for the Years Ended December 31,
   1999, 2000 and 2001.                                                       44

Consolidated Statements of Shareholders' Equity (Deficit) for the
   Years Ended December 31, 1999, 2000 and 2001.                              45

Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999, 2000 and 2001.                                                       46

Notes to Consolidated Financial Statements                                    47

                         Report of Independent Auditors


Board of Directors
Special Metals Corporation


We have audited the accompanying consolidated balance sheets of Special Metals Corporation as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Special Metals Corporation at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of the Company's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in Note 1 to the consolidated financial statements, on March 27, 2002, the Company and its operating subsidiaries in the United States filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company has incurred continuing losses before taxes since 1999 totaling approximately $96.6 million and has projected additional losses in the near term. The uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Effective March 27, 2002, the Company is operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the Company's ability to negotiate debtor-in-possession financing agreements, and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company's assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


                                             /s/ Ernst & Young LLP


Buffalo, New York
February 8, 2002,
except for the last paragraph of this report and Notes 1 and 5, as to which the date is March 27, 2002

                           SPECIAL METALS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              DECEMBER 31
                                                                     -----------------------------
                                                                        2000               2001
                                                                     ---------           ---------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   8,574           $  10,834
   Accounts receivable - trade, less allowance for doubtful
     accounts of $4,569 and $3,555, respectively                       143,460             131,281
   Accounts receivable - affiliates                                     16,345              15,555
   Inventories                                                         259,533             250,582
   Prepaid expenses and other current assets                            10,260               6,011
                                                                     ---------           ---------
Total current assets                                                   438,172             414,263
Property, plant and equipment, net                                     254,105             231,668
Non-competition agreement, net of accumulated
   amortization of $8,017 and $11,717, respectively                     28,983              25,283
Non-current deferred taxes                                              55,665                  --
Other assets                                                            43,400              29,365
                                                                     ---------           ---------
Total assets                                                         $ 820,325           $ 700,579
                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable - trade                                          $  62,194           $  51,488
   Accounts payable - affiliates                                         2,673               5,084
   Accrued liabilities                                                  43,572              46,733
   Notes payable                                                         7,127               8,539
   Subordinated notes payable to affiliate                                  --              66,352
   Current portion of long-term debt and capital lease
     obligations                                                        30,168             233,465
                                                                     ---------           ---------
Total current liabilities                                              145,734             411,661
Long-term debt and capital lease obligations                           250,678                 936
Subordinated notes payable to affiliate                                 58,116                  --
Postretirement benefits obligation                                     198,760             202,479
Pension benefit obligations                                                 --              38,760
Other long-term liabilities                                             29,834              25,388
Commitments and contingencies

Redeemable, convertible preferred stock, Series A,
   nonvoting, $0.01 par value,  10,000,000 shares
  authorized, 1,940,000 shares issued and outstanding                  106,890             109,094

Shareholders' equity (deficit):
   Common stock, $0.01 par value, 35,000,000 shares
     authorized, 15,479,000 shares issued and outstanding                  155                 155
   Paid-in surplus                                                      75,712              75,712
   Accumulated other comprehensive loss                                (12,133)            (67,539)
   Accumulated deficit                                                 (33,421)            (96,067)
                                                                     ---------           ---------
Total shareholders' equity (deficit)                                    30,313             (87,739)
                                                                     ---------           ---------
Total liabilities and shareholders' equity (deficit)                 $ 820,325           $ 700,579
                                                                     =========           =========

See accompanying notes.

                           SPECIAL METALS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     YEAR ENDED DECEMBER 31
                                                      -------------------------------------------------
                                                         1999                2000                2001
                                                      ---------           ---------           ---------
Net sales to non-affiliates                           $ 552,599           $ 618,849           $ 640,209
Net sales to affiliates                                  50,621              78,472              89,139
                                                      ---------           ---------           ---------
                                                        603,220             697,321             729,348
Cost of goods sold                                      597,509             698,974             677,882
                                                      ---------           ---------           ---------
Gross profit (loss)                                       5,711              (1,653)             51,466
Selling, general and administrative expenses             25,468              26,254              29,946
                                                      ---------           ---------           ---------

Operating income (loss)                                 (19,757)            (27,907)             21,520
Other expense (income):
   Interest expense                                      24,944              30,724              26,050
   Other                                                 (3,259)             (6,999)               (989)
                                                      ---------           ---------           ---------
                                                         21,685              23,725              25,061
                                                      ---------           ---------           ---------
Loss before income taxes                                (41,442)            (51,632)             (3,541)
Income tax expense (benefit)                            (16,132)            (19,757)             52,081
                                                      ---------           ---------           ---------
Net loss                                                (25,310)            (31,875)            (55,622)
Preferred stock dividends                                 6,423               7,216               7,024
                                                      ---------           ---------           ---------

Net loss attributable to common shareholders          $ (31,733)          $ (39,091)          $ (62,646)
                                                      =========           =========           =========
Net loss per share
   (Basic and Diluted)                                $   (2.05)          $   (2.53)          $   (4.05)
                                                      =========           =========           =========


See accompanying notes.

                           SPECIAL METALS CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                    ACCUMULATED       RETAINED
                                                                                      OTHER            EARNINGS
                                                                      PAID-IN       COMPREHENSIVE    (ACCUMULATED
                                           SHARES          PAR        SURPLUS       INCOME (LOSS)      DEFICIT)       TOTAL
                                          --------      ---------    -----------    -------------   -------------   -----------
Balance - December 31, 1998                15,479       $    155       $  75,712       $ (1,911)      $ 37,403       $ 111,359

Comprehensive loss:
   Net loss                                    --             --              --             --        (25,310)        (25,310)
   Minimum pension liability
     adjustment, net of tax of $957            --             --              --          1,560             --           1,560
   Foreign currency translation
     adjustment                                --             --              --         (4,909)            --          (4,909)
                                                                                       --------       --------       ---------
   Comprehensive loss                                                                    (3,349)       (25,310)        (28,659)
   Preferred stock dividends                   --             --              --             --         (6,423)         (6,423)
                                          -------       --------       ---------       --------       --------       ---------
Balance - December 31, 1999                15,479            155          75,712         (5,260)         5,670          76,277

Comprehensive loss:
   Net loss                                    --             --              --             --        (31,875)        (31,875)
   Minimum pension liability
     adjustment, net of tax of ($69)           --             --              --           (104)            --            (104)
   Foreign currency translation
     adjustment                                --             --              --         (6,769)            --          (6,769)
                                                                                       --------       --------       ---------
   Comprehensive loss                                                                    (6,873)       (31,875)        (38,748)
   Preferred stock dividends                   --             --              --             --         (7,216)         (7,216)
                                          -------       --------       ---------       --------       --------       ---------
Balance - December 31, 2000                15,479            155          75,712        (12,133)       (33,421)         30,313

Comprehensive loss:
   Net loss                                    --             --              --             --        (55,622)        (55,622)
   Minimum pension liability
     adjustment                                --             --              --        (51,520)            --         (51,520)
   Cumulative effect of
     adoption of SFAS No. 133,
     net of tax of ($92)                       --             --              --           (318)            --            (318)
   Change in fair value of
     derivative instruments,
     net of tax of $92                         --             --              --         (1,351)            --          (1,351)
   Foreign currency translation
     adjustment                                --             --              --         (2,217)            --          (2,217)
                                                                                       --------       --------       ---------
   Comprehensive loss                                                                   (55,406)       (55,622)       (111,028)
   Preferred stock dividends                   --             --              --             --         (7,024)         (7,024)
                                          -------       --------       ---------       --------       --------       ---------
Balance - December 31, 2001                15,479       $    155       $  75,712       $(67,539)      $(96,067)      $ (87,739)
                                          =======       ========       =========       ========       ========       =========

See accompanying notes.

                           SPECIAL METALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31
                                                                  1999               2000                2001
                                                                --------           --------           --------
OPERATING ACTIVITIES
Net loss                                                        $(25,310)          $(31,875)          $(55,622)
Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                  37,260             40,529             40,667
   Provision for deferred income taxes                               124            (20,948)            51,280
   Interest financed with subordinated debt                           --              3,289              3,416
   Provision for change in fair value
     of derivatives                                                   --                 --              2,169
   Other adjustments                                                (145)               140                672
   Change in working capital and other:
     Accounts receivable                                           1,111            (26,435)            12,387
     Inventories                                                   7,128             (2,399)             6,197
     Prepaid expenses and other current assets                      (694)              (333)               415
     Income taxes                                                (15,858)             4,586              3,514
     Accounts payable - trade                                     28,867                184             (7,371)
     Accrued liabilities                                         (30,259)             1,361                436
     Postretirement benefits obligation                            5,652                (93)               492
     Other long-term liabilities                                     501               (214)                48
                                                                --------           --------           --------
Net cash provided by (used in) operating activities                8,377            (32,208)            58,700

INVESTING ACTIVITIES
Capital expenditures                                             (12,004)            (8,088)            (9,510)
Capitalized software                                             (14,999)            (1,899)              (957)
Net change in restricted deposits                                    352                 --                 --
                                                                --------           --------           --------
Net cash used in investing activities                            (26,651)            (9,987)           (10,467)

FINANCING ACTIVITIES
Proceeds from term loans and other long-term debt                  2,000                 --                 --
Borrowings under revolving credit facilities                      24,000             21,500             12,500
Repayment of revolving credit facilities                         (28,000)                --            (28,500)
Repayment of term loans and other long-term debt                 (12,897)           (19,897)           (29,035)
Proceeds from subordinated notes payable to affiliates             5,000             46,537              4,820
Dividends paid                                                        --             (4,820)            (4,820)
Financing costs                                                   (1,979)               (24)            (1,228)
                                                                --------           --------           --------
Net cash provided by (used in) financing activities              (11,876)            43,296            (46,263)
Net effect of exchange rate changes on cash                         (408)            (1,591)               290
                                                                --------           --------           --------
Net increase (decrease) in cash                                  (30,558)              (490)             2,260
Cash and cash equivalents at beginning of year                    39,622              9,064              8,574
                                                                --------           --------           --------
Cash and cash equivalents at end of year                        $  9,064           $  8,574           $ 10,834
                                                                --------           --------           --------


See accompanying notes.

                           SPECIAL METALS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 2000 AND 2001


1.     ACCOUNTING POLICIES

A summary of the significant accounting policies used in the preparation of the accompanying financial statements follows:

DESCRIPTION OF BUSINESS

Special Metals Corporation is a manufacturer of high-performance, nickel-based alloys, superalloys and special alloys. The Company sells its products worldwide to customers in several industries, the most significant of which include the aerospace, power generation/pollution control, and chemical processing industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of the Company's operations and realization of its assets and payments of its liabilities in the ordinary course of business.

The Company has incurred continuing losses before income taxes since 1999 totaling approximately $96.6 million. In addition, the events of September 11th, as well as the acceleration of an economic downturn have subsequently adversely affected the industries served by the Company and have impacted its near term sales volume. As a result of these events and trends, the Company anticipates reductions in sales volume and increases in its operating loss during 2002.

As a result of the changes in the Company's financial prospects, the Company's Senior Lenders prohibited the Company from additional borrowing under its revolving credit facility. Without access to the revolving credit facility there was insufficient liquidity available to make the required quarterly principal repayment of approximately $9 million due on the term loans at the end of March 2002. As a result, on March 27, 2002, the Company and its operating subsidiaries in the United States filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Kentucky in Lexington.

         In response to this situation and in order to ensure the Company's ability to continue as a going concern, management's plans include the following:

         In addition to working with the bank group to arrange for debtor in possession financing the Company is also having discussions with its principal common and preferred stockholders, concerning the restructuring of its balance sheet. These discussions are ongoing and the ultimate outcome is uncertain at this time.

         The Company is in the process of implementing a corporate restructuring program and reducing salaried employment levels as part of its current effort to reduce costs. During 2002 the Company has eliminated 75 salaried positions with a projected annual savings of $5.0 million.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       ACCOUNTING POLICIES (CONTINUED)

         Capital expenditures which are not deemed critical to ongoing operations will be deferred and strategies implemented to improve working capital management, particularly related to inventory.

Many of the foregoing factors, over which the Company does not have complete control, may materially affect the performance, financial condition and liquidity of the Company.

The ability of the Company to continue as a going concern depends on the successful implementation of management's plans described above. All these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY

The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars assuming the functional currency of the foreign subsidiaries is the applicable local currency. Accordingly, all items of income and expense are translated at average exchange rates for the year and all assets and liabilities are translated at the year-end exchange rate. Gains or losses on translations are accumulated in other comprehensive loss in the shareholders' equity (deficit) section of the balance sheet. Gains (losses) on transactions denominated outside of the functional currency are included in other income and totaled ($565,000), 775,000, and $(670,000) for the years ended December 31, 1999, 2000 and 2001, respectively.

REVENUE RECOGNITION

Revenue is recognized when title has been transferred to the buyer, which is generally at the time of shipment. In certain cases where goods are shipped "FOB Destination", revenue is recognized when the goods are received by the customer. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price and index-priced contracts. The Company's price to the buyer under firm price contractual arrangements is fixed and determinable at the time of a written sales agreement, which precedes shipment of the product. The Company's price to the buyer under index-priced contractual arrangements is fixed and determinable at the time of the final written sales agreement, which also precedes shipment of the product. The Company also performs certain conversion services for which a tolling fee is received. Revenue from conversion services is recognized when the services are performed.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.       ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of approximately 56% of 2000 and 2001 inventories were valued using the LIFO (last-in, first-out) method. All remaining inventories are accounted for under the FIFO (first-in, first-out) or average cost method of accounting.

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

INVESTMENT IN JOINT VENTURE

The Company's investment in joint venture represents its 50% investment in Daido-Special Metals, Ltd. ("DSML"). DSML is a Japanese marketer of an extensive range of superalloys and high-performance alloys produced by the Company and Daido Steel Co., Ltd. in Japan. The Company accounts for its investment using the equity method. The Company's share of earnings in the joint venture was $888,000 and $686,000 in 2000 and 2001, respectively. The net investment in joint venture was $7,991,000 and $7,294,000 at December 31, 2000 and 2001,
respectively, and is recorded in other assets.

COMPUTER SOFTWARE COSTS

The Company capitalized certain internal labor costs totaling $1,359,000, $0 and $70,000 in 1999, 2000 and 2001 respectively. Internal use software development costs are amortized on the straight-line method over the estimated useful lives of the software, not to exceed five years. Unamortized internal use software development costs have been included in other assets in the accompanying consolidated balance sheets and totaled $15,350,000 and $12,055,000, net of accumulated amortization of $5,259,000 and $9,079,000 at December 31, 2000 and 2001, respectively. Amortization of capitalized internal use software development costs totaled $3,901,000 and $3,820,000 during 2000 and 2001, respectively.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.     ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of, whenever events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying value of a long-lived asset is considered impaired, the carrying amount of the asset is reduced, by a charge to income, to its current fair value.

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

INCOME TAXES

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory rates applicable to future years to the differences. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries and affiliated joint venture, totaling approximately $55 million at December 31, 2001, as the Company does not currently expect those unremitted earnings to reverse and become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. The Company believes that available foreign tax credits would largely eliminate any U.S. tax and offset any foreign withholding tax that might otherwise be due.

STOCK-BASED COMPENSATION

The Company accounts for stock options granted under its stock-based compensation plan in accordance with the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"). Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

RESEARCH AND DEVELOPMENT COSTS

Product research and development costs are charged to expense as incurred. Research and development expense for the years ended December 31, 1999, 2000 and 2001 was $4,418,000, $3,959,000 and $2,893,000, respectively.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.     ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133")." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge or cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Amounts in other comprehensive income will be reclassified into earnings over the remaining lives of the derivatives. The fair value of derivatives are recorded in accrued liabilities.

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

The adoption of SFAS No. 133 resulted in the Company recording a charge to accumulated other comprehensive income for the cumulative effect of a change of $318,000, net of tax.


SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs as a component of cost of goods sold.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.       ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made within the 2000 and 1999 financial statements to conform with the 2001 presentation.

USE OF ESTIMATES

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments which affect the reported amounts of assets, liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, inventory allowances, restructuring accruals, pensions and other post-retirement benefits, intangible assets, contingencies and environmental accruals. The Company bases its estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effect of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.


2.     INVENTORIES

Inventories consist of the following:

                                             DECEMBER 31
                                       2000                 2001
                                    ---------           ---------
                                            (In thousands)
Raw materials and supplies          $  73,733           $  70,501
Work-in-process                       144,891             124,676
Finished goods                         66,914              72,631
                                    ---------           ---------
                                      285,538             267,808
Adjustment to LIFO cost               (26,005)            (17,226)
                                    ---------           ---------
                                    $ 259,533           $ 250,582
                                    =========           =========

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                              DECEMBER 31
                                         2000              2001
                                       --------          --------
                                              (In thousands)
Land                                   $  7,348          $  7,150
Buildings and improvements               91,473            91,254
Machinery and equipment                 251,803           257,858
Furniture and fixtures                    2,854             3,003
Construction-in-progress                  2,635             2,569
                                       --------          --------
                                        356,113           361,834
Less accumulated depreciation           102,008           130,166
                                       --------          --------
                                       $254,105          $231,668
                                       ========          ========

Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $28,473,000, $29,863,000, and $29,887,000, respectively.


4.     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                    DECEMBER 31
                                                2000             2001
                                               -------          -------
                                                  (In thousands)
Accrued payroll and employee benefits          $24,753          $26,486
Amounts due to former affiliates                 1,961            2,079
Fair value of derivative instruments                --            3,839
Other                                           16,858           14,329
                                               -------          -------
                                               $43,572          $46,733
                                               =======          =======

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.     LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt consists of the following:

                                              DECEMBER 31
                                        2000              2001
                                      --------          --------
                                           (In thousands)
Credit Agreement:
   Term Loans
     Tranche A                        $ 92,706          $ 64,692
     Tranche B                          96,794            95,250
   Revolving Credit Facility            87,500            71,500
Capital leases                           1,273             1,023
Other                                    2,573             1,936
                                      --------          --------
                                       280,846           234,401
Current portion                         30,168           233,465
                                      --------          --------
                                      $250,678          $    936
                                      ========          ========

The Company has entered into a Senior Secured Credit Agreement with Credit Lyonnais, as agent, and other financial institutions (the "Credit Agreement") that provides for two term loans (the "Tranche A Term Loan" and the "Tranche B Term Loan," collectively, the "Term Loans") and a revolving credit and letter of credit facility (the "Revolving Credit Facility").

Under the Revolving Credit Facility, the Company can borrow, repay and re-borrow from time to time up to $100 million in the aggregate, subject to the restrictions described below. The Revolving Credit Facility terminates on October 28, 2003. The amount the Company may borrow under the Revolving Credit Facility is reduced by the aggregate amount of any letters of credit issued for the account of the Company. Amounts outstanding under the Credit Agreement bear interest at either a base rate, as defined, or a Eurodollar rate, which is the reserve-adjusted New York interbank offered rate, at the Company's option, plus a margin, as defined in the Credit Agreement, dependent upon the Company's leverage ratio. The weighted-average interest rate at December 31, 2001 was 5.53% (9.64% at December 31, 2000). A commitment fee of .375% to .50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

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

As more fully described in Note 1, as a result of the changes in the Company's financial prospects, the Company's Senior Lenders prohibited the Company from additional borrowing under its revolving credit facility. Without access to the revolving credit facility there was insufficient liquidity available to make the required quarterly principal repayment of approximately $9 million due on the term loans at the end of March 2002. As a result, on March 27, 2002, the Company and its operating subsidiaries in the United States filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Kentucky in Lexington.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.     LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

During 1999, the Company entered into amendments to the Credit Agreement and, in connection with these amendments, a shareholder of the Company agreed to provide up to $50 million of subordinated loans (see Note 8). The amendments, among other things, reduced the availability of the Revolving Credit Facility from $150 million to a maximum of $100 million and waived the events of default which resulted from the Company not complying with certain financial covenants. As disclosed in Note 8, during 2000, the shareholder has advanced the full amount of the subordinated loans

Pursuant to an amendment to the Credit Agreement dated as of March 28, 2001 (the "Fourth Amendment"), amounts outstanding on the Tranche A Term Loan and amounts outstanding under the Revolving Credit Facility bear interest at the Company's option at (i) a base rate, which is the higher of the bank's short-term commercial reference rate or the Federal Funds rate plus .50%, plus a margin of 2.00% or (ii) the Eurodollar rate, which is the reserve adjusted New York interbank offered rate, plus a margin of 3.25%. The applicable margins under the Fourth Amendment for amounts outstanding on the Tranche B Term Loan are (i) for base rate loans, 2.50% and (ii) for Eurodollar rate loans, 3.75%. Prior to the Fourth Amendment, pursuant to an amendment to the Credit Agreement dated as of March 31, 1999 (the "First Amendment"), the applicable margins for amounts outstanding on the Tranche A Term Loan and amounts outstanding under the Revolving Credit Facility were (i) for base rate loans, 1.50% and (ii) for Eurodollar rate loans, 2.75%. The applicable margins under the First Amendment for amounts outstanding on the Tranche B Term Loan were (i) for base rate loans, 2.00% and (ii) for Eurodollar rate loans, 3.25%. A commitment fee of .375% to ..50% per annum, depending on the Company's leverage ratio, on the unused portion of the Revolving Credit Facility is due quarterly.

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

The Company's obligations under the Credit Agreement are secured by all of the assets of the Company and its domestic subsidiaries and by a pledge of the capital stock of certain subsidiaries. The Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, including dividends, create liens, guarantee indebtedness or enter into transactions with affiliates. The Company is also subject to certain financial tests relating to, among other things, its minimum EBITDA; consolidated leverage ratio; interest coverage ratio and fixed charge coverage ratio. As a result of the amendments to the Credit Agreement described above, the financial covenants, other than the EBITDA covenant, have been suspended until the quarter ending June 30, 2002.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

As of the quarter ending June 30, 2002, the Company believes it likely will not be able to meet certain financial covenants set forth in the First Amendment. Consequently, in accordance with generally accepted accounting principles and the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") pronouncement EITF 86-30 ("Classification of Obligations When A Violation Is Waived By The Creditor"), as of December 31, 2001, substantially all of the Company's long-term debt is reclassified to current debt in the consolidated balance sheet.

Scheduled principal repayments on long-term debt for the next five years and thereafter are as follows, assuming prepayment of the debt obligations is not required. (in thousands):

           2002                         $   37,634
           2003                            112,970
           2004                             47,899
           2005                             34,467
           2006                                230
           Thereafter                        1,201
                                        ----------
                                        $  234,401
                                        ==========


6.     OPERATING LEASES

The Company leases certain equipment under operating leases which contain renewal options and escalation clauses in some cases. Rental expense under these leases amounted to approximately $5,860,000, $4,918,000 and $4,207,000 for the years ended December 31, 1999, 2000, 2001, respectively. The following amounts represent future minimum payments under operating leases with initial or remaining noncancelable terms extending beyond one year (in thousands):

           2002                                $2,389
           2003                                 1,173
           2004                                   886
           2005                                   741
           2006                                   671

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.     RETIREMENT PLANS

The Company provides defined benefit pension and other postretirement benefit plans to employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                                                                     OTHER
                                                        PENSION BENEFITS                     POSTRETIREMENT BENEFITS
                                                     2000               2001                2000                2001
                                                  ---------           ---------           ---------           ---------
                                                                               (In thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning
   of year                                        $ 312,241           $ 332,303           $ 166,074           $ 174,692
Service cost                                          7,939               7,220               2,500               2,242
Interest cost                                        22,748              23,349              12,320              13,774
Effect of amendments                                  1,206              (1,773)                (59)             (3,146)
Actuarial (gain) loss                                22,813              14,147               3,712              32,187
Benefits paid                                       (27,457)            (27,924)             (9,855)            (11,950)
Currency translation impact                          (7,287)             (2,761)                 --                  --
                                                  ---------           ---------           ---------           ---------
Benefit obligation at end of year                   332,203             344,461             174,692             207,799

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
   of year                                          370,835             342,334                  --                  --
Actual return on plan assets                          3,819             (24,946)                 --                  --
Employer contribution                                 5,314               4,934                  --                  --
Benefits paid                                       (27,457)            (27,924)                 --                  --
Currency translation impact                         (10,177)             (3,293)                 --                  --
                                                  ---------           ---------           ---------           ---------
Fair value of plan assets at end of year            342,334             291,105                  --                  --
                                                  ---------           ---------           ---------           ---------

Funded status                                        10,131             (53,356)           (174,692)           (207,799)
Unrecognized transition obligation                       --                  --               2,120               1,657
Unrecognized actuarial gain                          (3,717)             64,393             (32,680)               (198)
Unrecognized prior service cost                       2,498                 790                (508)             (3,139)
                                                  ---------           ---------           ---------           ---------
Net amount recognized                             $   8,912           $  11,827           $(205,760)          $(209,479)
                                                  =========           =========           =========           =========

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.     RETIREMENT PLANS (CONTINUED)

                                                                                                 OTHER
                                                      PENSION BENEFITS                    POSTRETIREMENT BENEFITS
                                                  2000                2001               2000                 2001
                                                --------           ---------           ---------           ---------
                                                                          (In thousands)
AMOUNTS RECOGNIZED IN THE STATEMENT OF
   FINANCIAL POSITION CONSIST OF:
Accrued benefit liability:
   Other assets                                 $ 11,286           $      --           $      --           $      --
   Accrued liabilities                            (3,000)             (3,000)             (7,000)             (7,000)
   Pension benefit obligations                        --             (38,760)                 --                  --
   Postretirement benefits obligation                 --                  --            (198,760)           (202,479)
                                                --------           ---------           ---------           ---------
                                                   8,286             (41,760)           (205,760)           (209,479)

Intangible asset                                     436               1,952                  --                  --
Accumulated other comprehensive income               115              51,635                  --                  --
Deferred tax effect of equity charge                  75                  --                  --                  --
                                                --------           ---------           ---------           ---------
Net amount recognized                           $  8,912           $  11,827           $(205,760)          $(209,479)
                                                ========           =========           =========           =========

The Company recorded an additional minimum pension liability of $51,520,000 during 2001, primarily due to the market performance of the plan's investment assets.

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   DECEMBER 31
Discount rate                                     6.5% - 7.75%       6.0% - 7.125%        7.5%       7.125%
Expected return on plan assets                    7.5% -  9.0%       6.5% - 9.0%          n/a          n/a
Rate of compensation increase                     3.5% -  5.0%       3.0% - 4.0%          n/a          n/a


The various plans sponsored by the Company use different measurement dates for determining the projected benefit obligation and fair value of plan assets. Plans using a measurement date of September 30 had an aggregate projected benefit obligation of $149,935,000 and aggregate fair value of plan assets of $116,504,000 for 2001. All other plans' use a December 31 measurement date.

The aggregate accumulated benefit obligation and aggregate fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $234,283,000 and $182,505,000, respectively, as of December 31, 2001 and $32,072,000 and $21,203,000, respectively, as of December 31, 2000.

The aggregate projected benefit obligation and aggregate fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $239,265,000 and $182,505,000, respectively, as of December 31, 2001 and $128,473,000 and $115,831,000, respectively, as of December 31, 2000.

The unrecognized transition obligation is being amortized on a straight-line basis over 20 years. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.     RETIREMENT PLANS (CONTINUED)

Net periodic benefit cost included the following:

                                                                    YEAR ENDED DECEMBER 31
                                                            1999              2000               2001
                                                         --------           --------           --------
                                                                       (In thousands)
PENSION BENEFITS:
Service cost - benefits earned
   during the period                                     $  9,450           $  7,939           $  7,220
Interest cost on projected benefit obligation              21,459             22,748             23,349
Curtailment                                                 2,993                 --                 --
Expected return on plan assets                            (30,773)           (30,325)           (28,451)
Amortization of unrecognized prior service cost               (14)               (12)              (137)
Recognized actuarial loss (gain)                              173             (1,502)              (274)
                                                         --------           --------           --------
Net periodic pension benefit cost (gain)                 $  3,288           $ (1,152)          $  1,707
                                                         ========           ========           ========
OTHER POSTRETIREMENT BENEFITS:
Service cost - benefits earned
   during the period                                     $  3,310           $  2,500           $  2,242
Interest cost on projected benefit obligation              11,420             12,320             13,774
Amortization of unrecognized portion of net
   obligation at transition                                   183                177                151
Amortization of unrecognized prior service cost                (9)                (9)              (203)
Recognized actuarial gain                                      (3)            (1,042)              (150)
                                                         --------           --------           --------
Net periodic postretirement benefit cost                 $ 14,901           $ 13,946           $ 15,814
                                                         ========           ========           ========


For measuring the postretirement benefit obligation, an annual rate of increase in the net medical claims cost of 10.0% was assumed. The rate was assumed to decrease gradually to 5.0% in 2006 and remain at that level thereafter. Assumed medical claims cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:

                                      ONE PERCENTAGE     ONE PERCENTAGE
                                      POINT INCREASE     POINT DECREASE
                                      --------------     --------------
                                              (In thousands)
Effect on total of service and
     interest cost components           $ 2,241          $ (1,956)
Effect on postretirement
     benefit obligation                  26,762           (23,825)

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.     RETIREMENT PLANS (CONTINUED)

The Company also sponsors a number of defined contribution plans covering substantially all employees. Participants may elect to contribute basic contributions. The Company may make discretionary matching contributions, as well as additional discretionary contributions. The Company recorded a charge for such contributions of approximately $2,100,000 , $2,120,000 and $2,100,000 in 1999, 2000, and 2001, respectively.

8.     RELATED PARTY TRANSACTIONS

The Company and its principal common and preferred shareholders as well as Daido-Special Metals, Ltd. from time to time enter into various business transactions and agreements and may continue to do so in the future.

The Company and an affiliate share common insurance coverage for product liability, contingent and excess liabilities, and business interruption. The Company is charged a pro rata premium based on the net sales of the covered parties. The Company was charged $1,123,000, $1,090,000 and $944,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

The Company sold superalloy and special alloy products to affiliates totaling $50,621,000, $78,472,000 and $89,139,000 during the years ended December 31,
1999, 2000 and 2001, respectively. The Company also made purchases of products used in the manufacturing process from affiliates totaling $7,138,000, $17,737,000 and $21,435,000 during the years ended December 31, 1999, 2000 and
2001, respectively.

During 1997, the Company and one of its shareholders entered into a Managerial Assistance Agreement, whereby the shareholder provides the Company with information and advice regarding the management of its existing business and the expansion of the Company's business into new products and markets. Under the agreement, which is cancelable upon 30 days written notice, the Company is required to pay the shareholder a pre-established monthly fee and to reimburse the shareholder for expenses. The Company was charged $360,000 per annum in connection with this agreement during 1999, 2000 and 2001.

In connection with the amendments to the Credit Agreement during 1999, the Company entered into a Subordinated Loan Agreement with a shareholder, whereby the shareholder agreed to provide up to $50 million of subordinated loans, including $20 million of Subordinated Term Loans and up to an additional $30 million of Subordinated Revolving Loans. Amounts outstanding under the Subordinated Loan Agreement accrue interest at a rate per annum equal to LIBOR plus 1.0%. Accrued interest is paid in kind by addition to the principal of the Subordinated Term Loan on a quarterly basis. Further, the Third Amendment to the Credit Agreement prohibits dividend payments on the Company's Series A Convertible Preferred Stock unless funded by proceeds of Subordinated Term Loans.

This debt is evidenced by notes and is subordinate to the Company's obligations under the Credit Agreement. In addition, the Company's Senior Lenders have placed restrictions on the repayment of these amounts. As a result of these restrictions, amounts owing to the shareholder under the subordinated agreement had been classified as long-term as of December 31, 2000. As a result of the reclassification of the Company's debt under the Senior Secured Credit Agreement to a current liability (See Note 5), the borrowings under the Subordinated Loan Agreement have been reclassified as a current liability as of December 31, 2001 due to a cross default provision. The weighted average interest rate at December 31, 2001 was 3.59% (7.40% at December 31, 2000).

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.     INCOME TAXES

The components of income (loss) before income taxes are as follows:

                              YEAR ENDED DECEMBER 31
                    1999               2000                2001
                  --------           --------           -------
                                 (In thousands)
Domestic          $(43,347)          $(56,779)          $(4,250)
Foreign              1,905              5,147               709
                  --------           --------           -------
                  $(41,442)          $(51,632)          $(3,541)
                  ========           ========           =======

Income tax expense (benefit) consists of the following:

                                YEAR ENDED DECEMBER 31
                        1999              2000              2001
                     --------           --------           -------
                                    (In thousands)
Current:
   Federal           $(13,681)          $     --           $    --
   State               (1,180)                --                --
   Foreign             (1,395)             1,191               801
                     --------           --------           -------
                      (16,256)             1,191               801
Deferred:
   Domestic            (1,622)           (21,657)           51,188
   Foreign              1,746                709                92
                     --------           --------           -------
                          124            (20,948)           51,280
                     --------           --------           -------
                     $(16,132)          $(19,757)          $52,081
                     ========           ========           =======

The 2000 domestic deferred tax amount includes approximately $19.0 million of benefit from net operating loss carryforwards. The 2001 domestic deferred tax amount includes approximately $53.7 million of expense related to the addition of a deferred tax valuation allowance.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                       1999              2000              2001
                                                     --------           --------           --------
                                                                    (In thousands)
Income before income taxes at 35%                    $(14,505)          $(18,071)          $ (1,240)
Permanent income tax disallowances                        339                190                264
State taxes, net of federal effect                     (1,180)            (2,383)              (642)
Benefit from foreign sales corporation                   (442)                --                 --
Taxes on foreign income versus Federal rate              (681)              (160)               (47)
Foreign losses with no tax benefit                        623                108                560
Change in deferred tax valuation allowance                 --                 --             53,729
Other                                                    (286)               559               (543)
                                                     --------           --------           --------
                                                     $(16,132)          $(19,757)          $ 52,081
                                                     ========           ========           ========

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.     INCOME TAXES (CONTINUED)

Deferred tax liabilities and assets recorded in the Company's balance sheets consist of the following:

                                                       DECEMBER 31
                                                2000                 2001
                                             ---------           ---------
                                                     (In thousands)
Deferred tax liabilities:
   Property, plant and equipment             $ (55,171)          $ (52,227)
   Inventory                                    (8,349)             (5,900)
   Other                                        (3,298)             (2,925)
                                             ---------           ---------
Gross deferred tax liabilities                 (66,818)            (61,052)
Deferred tax assets:
   Employee retirement plans                    78,210             100,321
   Accrued liabilities                          11,233              12,253
   Net operating loss carryforwards             19,048              15,043
   Tax credit carryforwards                      2,468               2,468
   Other                                         2,634               3,912
                                             ---------           ---------
Gross deferred tax assets                      113,593             133,997
Deferred tax valuation allowance                    --             (77,658)
                                             ---------           ---------
Net deferred taxes                           $  46,775           $  (4,713)
                                             =========           =========


Deferred tax liabilities and assets are recorded in the Company's balance sheets as follows:

                                                            DECEMBER 31
                                                     2000              2001
                                                   --------           -------
                                                         (In thousands)
Prepaid expenses and other current assets          $  2,839           $ 2,656
Non-current deferred taxes                           55,665                --
Accrued liabilities                                    (192)               --
Other long-term liabilities                         (11,537)           (7,369)
                                                   --------           -------
Net deferred taxes                                 $ 46,775           $(4,713)
                                                   ========           =======


During 2001, a deferred tax valuation allowance of $77.6 million was established for net deferred assets related to the Company's U.S. operations. The Company has continued to incur operating losses before taxes through 2001. In addition, the industries served by the Company have been negatively impacted by the events of September 11th, resulting in additional projected losses in the near term. Considering these factors, the Company does not believe that it is more likely than not that it will generate a sufficient level of taxable income to realize the value of the U.S. deferred tax assets in the near future.

At December 31, 2001, the Company has approximately $37.6 million of federal net operating loss carryforwards, plus various state net operating loss carryforwards, that are available to be used to offset future taxable income. Substantially all of these losses expire in 2019 and 2020.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

FORWARD PURCHASE CONTRACTS

As part of its risk management strategy, the Company enters into forward purchase contracts to manage its exposure to changes in commodity prices, primarily nickel. The contracts mature principally in 2002 and result in the Company taking possession of the contracted material. At December 31, 2001, the Company had open purchase contracts with a notional principal value of approximately $37.3 million. The fair value of the material covered by these contracts, based on the December 31, 2001 price quoted on the London Metal Exchange, was approximately $36.8 million.

In addition, the Company also enters into forward commodity contracts that result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. At December 31, 2001 all of the forward contracts settled in cash were designated and were effective as cash flow hedges for firm price sales agreements the Company had entered into. The fair value of these commodity contracts is a net asset of $415,000 at December 31, 2001.


FORWARD CURRENCY AND CURRENCY OPTION CONTRACTS

Certain of the Company's purchases and sales are denominated in foreign currencies. As part of its risk management strategy, the Company periodically enters into forward currency and currency option contracts to manage its exposure to changes in exchange rates. At December 31, 2001, the Company had the following outstanding forward contracts to buy or sell currencies at the following rates:

         -        Buy JPY 18,050,000 at an average rate to GBP of JPY 168.74

         -        Buy $1,750,000 at an average rate to EUR of $0.900

         -        Buy $3,412,000 at an average rate to GBP of $1.43

         -        Sell EUR 3,417,000 at an average rate to USD of EUR 1.10

         -        Sell EUR 10,596,000 at an average rate to GBP of EUR 1.62

The fair value of forward currency and currency option contracts is a net asset of approximately $156,000 at December 31, 2001. The fair value of any individual currency contract is not significant. During 2001, the Company recorded other income of $925,000 related to the change in fair value of currency contracts.


INTEREST RATE SWAP AGREEMENTS

To manage its exposure to interest rate fluctuations, the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $53,250,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement has a notional amount of $53,250,000 through September 15, 2003 based on LIBOR at 5.76% and was cancelable at the bank's option on September 15, 2001. The bank did not exercise its option in September 2001. The fair value of the swap agreements, based on December 31, 2001 rates, is a net liability of approximately $4.4 million. During 2001, the Company recorded other expense of $2,326,000 related to the change in fair value of swap agreements not designated as effective hedges.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.    FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

ACCUMULATED OTHER COMPREHENSIVE LOSS

The cumulative effect of the adoption of SFAS No. 133 and the change in fair value of derivatives designated as effective hedges are recorded in accumulated other comprehensive loss (AOCL). In addition, amounts recorded in AOCL are reclassified into earnings as derivative instruments are settled. Activity in AOCL related to derivatives held by the Company during 2001 is summarized as follows:

                                                     BEFORE TAX          INCOME           AFTER TAX
                                                       AMOUNT              TAX             AMOUNT
                                                     ----------         --------          ---------
                                                                     (In thousands)
Cumulative effect of adopting SFAS No. 133            $  (410)          $    92           $  (318)
Net change in fair value of derivatives                (3,770)            1,392            (2,378)
Net reclassification from AOCL into earnings            2,511              (871)            1,640
Deferred tax valuation allowance                           --              (613)             (613)
                                                      -------           -------           -------
                                                      $(1,669)          $    --           $(1,669)
                                                      =======           =======           =======

Of the $1,669,000 accumulated loss on derivatives reported in AOCL at December 31, 2001, $1,321,000 of net losses are expected to be reclassified to earnings in the next twelve months. Amounts are expected to be reclassified from AOCL into earnings as settlements occur.


FAIR VALUE DISCLOSURE

The carrying amounts reported in the Company's balance sheets for cash and cash equivalents approximate fair value. The carrying amounts reported in the Company's balance sheets for long-term debt, including current portion, approximate fair value, as the underlying long-term debt does not have a long maturity and the interest rate margins were renegotiated during 2001.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws, and is currently involved in several actions regarding the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes generated over a number of years including the following:

The Company, with contribution from other parties, performed remedial actions at a site in Clayville, New York (the "Ludlow Landfill"). Except for investigation and remediation at an adjoining property known as the "North Gravel Pit," the New York State Department of Environmental Conservation ("DEC") has advised the Company that all work performed to date is acceptable. The Company is responsible for operation and maintenance costs through 2027. The costs for these are estimated to be approximately $90,000 per year. The total estimated costs of approximately $2.3 million have been discounted at an annual rate of 5 percent in the accompanying financial statements. The DEC may also seek post-excavation biota monitoring, a procedure to assess the toxicity of water contamination. This claim is not expected to be material. The Company may also be required to conduct certain post-closure activities. It is not possible to determine which, if any, of the contingent activities the Company will need to perform. Contamination has also been discovered at the North Gravel Pit site. A study was completed in 1997 to determine the extent of the contamination and to select an appropriate remedial alternative. Based on this study, the Company has developed a remediation plan for the site and is currently negotiating the plan with the DEC. The Company anticipates that it will be responsible for operation and maintenance costs for an extended period following the remediation. Based upon information available, the Company estimates the total cost of remediation to be approximately $2.1 million. The total remediation costs include ongoing operation and maintenance costs of approximately $23,000 per year. The Company has reserved a total of approximately $2.9 million with respect to the Ludlow Landfill and North Gravel Pit.

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

Huntington Alloys, a domestic subsidiary of the Company ("Huntington"), is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of Huntington and former employees of contractors to Huntington, alleging exposure to asbestos at Huntington's, West Virginia facility. Plaintiffs' counsel have also informed Huntington that they intend to add similar claims by additional plaintiffs. Insurance coverage is available for some of these proceedings. To date, no asbestos claims against Huntington have gone to trial.

Jurisdiction over all asbestos cases pending in the State of West Virginia has been transferred to the Mass Litigation Panel, a panel set up by the West Virginia Supreme Court of Appeals to streamline the processes and procedures for resolving asbestos cases.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

In July of 2001, the West Virginia Supreme Court of Appeals issued a mandate to the presiding judge of the Mass Litigation Panel to commence all trials necessary to dispose of all asbestos litigation in the State of West Virginia by July 1, 2002. The presiding judge of the Mass Litigation Panel has set a date of September 23, 2002 to commence a mass a trial for the thousands of asbestos cases that were pending in West Virginia as of September 6, 2001. As contemplated by the court's order, Huntington would be one of numerous defendants in the mass trial.

Because the court has so far permitted Huntington to engage in only limited discovery with respect to the merits of the claims asserted against it, the Company is not able to reasonably estimate what the ultimate loss, if any, will be with respect to these matters. However, the damages sought by plaintiffs in these actions, if Huntington were required to pay them, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

Huntington is a defendant in ten cases seeking damages for alleged health problems resulting from exposure to manganese in welding products. The cases are at various stages of pleading and discovery. One of the cases involves numerous plaintiffs. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

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

The Company has filed a lawsuit against Inco Limited ("Inco") and certain of its subsidiaries, (together with Inco, the "Sellers"). The Company has claims pending against the Sellers alleging that the Sellers made fraudulent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high-performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. The Sellers have filed a counterclaim against the Company seeking in excess of $13 million, which the Sellers claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company intends to vigorously defend against the counterclaim. The lawsuit is still in the discovery stage. At this point in the proceeding, it is not possible to know if the Company will recover significant damages from the Sellers, or may ultimately be required to pay any or all of the amount sought by the Sellers.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.    PREFERRED STOCK

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

Cumulative dividends in arrears on the Series A Preferred Stock totaled $10,922,000 at December 31, 2001 ($8,723,000 at December 31, 2000).

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.    STOCK OPTIONS AND RESTRICTED STOCK

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

A summary of stock option activity and related information for the years ended December 31, 1999, 2000 and 2001 follows:

                                                 1999                             2000                               2001
                                        -----------------------          -------------------------        ------------------------
                                                      Weighted-                          Weighted-                       Weighted-
                                                       Average                           Average                          Average
                                                      Exercise                           Exercise                         Exercise
                                         Options        Price            Options          Price           Options           Price
                                        --------      --------           -------          ------          -------          ------
Outstanding - beginning of year         413,000         $16.28           757,100          $11.12          697,100          $10.75
Granted                                 344,100           4.93            12,000            3.25               --              --
Forfeited                                    --             --           (37,000)          11.37               --              --
Expired                                      --             --           (35,000)          15.63           (5,000)           5.59
                                        -------                          -------                          -------
Outstanding - end of year               757,100         $11.12           697,100          $10.75          692,100          $10.78
                                        =======                          =======                          =======
Exercisable at end of year              186,917          16.34           370,367           12.95          577,900          $11.97
                                        =======                          =======                          =======
Weighted-average fair value of
   options granted during the year      $  3.91                          $  2.01                          $   --
                                        =======                          =======                          =======

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.    STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)

The following table summarizes information for stock options outstanding and exercisable at December 31, 2001:


                                      Options Outstanding                           Options Exercisable
                        -------------------------------------------------       ------------------------------
                                           Weighted-
                                            Average           Weighted-                             Weighted-
Range of                                   Remaining           Average                               Average
Prices                  Options              Life          Exercise Price        Options         Exercise Price
-----------------       -------         ------------       --------------        -------         --------------
$3.00 - 6.00            330,600          7.59 years            $ 4.82            216,400               $ 4.85
$8.25                    14,000          6.96 years            $ 8.25             14,000               $ 8.25
$16.00 - 17.00          347,500          5.42 years           $ 16.56            347,500              $ 16.56

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

                                                                     1999             2000
                                                                   ----------       ---------
Risk free interest rate                                                 7%               7%
Dividend yield                                                          0%               0%
Volatility factor of the expected market price of the Company's
   common stock                                                     0.931            0.584
Weighted-average expected life of the option (in years)                 6                6


If the fair value based method accounting provisions of SFAS 123 had been adopted, net income (loss) and earnings per share (both basic and diluted) would have been as follows. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

                                                                 YEAR ENDED DECEMBER 31
                                                    1999                 2000                  2001
                                                ------------         -----------          -----------
                                                         (In thousands, except per share amounts)
Net loss                                        $  (25,972)          $  (32,579)          $  (56,109)
Net loss per share (basic and diluted)               (2.09)               (2.57)               (4.08)

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.    STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)

During 1999, the Company awarded 20,465 shares of restricted stock to an executive officer under the Stock Incentive Plan. Fifty percent of the restricted stock will vest over a three year period. The remaining restricted stock will vest based upon achievement of certain performance objectives. Shares are not issuable until two years after the vesting date.


14.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                                      DECEMBER 31
                                                 2000               2001
                                              ---------          ---------
                                                     (In thousands)
Fair value of derivative instruments          $     --           $ (1,669)
Minimum pension liability adjustment              (115)           (51,635)
Currency translation adjustment                (12,018)           (14,235)
                                              --------           --------
                                              $(12,133)          $(67,539)
                                              ========           ========


15.    BUSINESS SEGMENT INFORMATION

The Company's strategic business units have been aggregated into three reportable business segments. The Premium Alloys segment manufactures and distributes superalloy and other high-performance nickel-based alloy products, principally to the aerospace industry. The Huntington Alloys and Wiggin Alloys segments manufacture and distribute high-performance nickel-based alloy products to a wide range of industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating earnings of the respective business units.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.    BUSINESS SEGMENT INFORMATION (CONTINUED)

Segment information as of and for the years ended December 31, 1999, 2000 and 2001 is as follows.

                                       PREMIUM          HUNTINGTON            WIGGIN
                                        ALLOYS            ALLOYS              ALLOYS          CORPORATE            TOTAL
                                       --------          ---------           --------          --------           ---------
                                                                   (In thousands)
1999
Sales to external customers            $126,826          $ 320,462           $155,932          $     --           $ 603,220
Intersegment sales                       19,183             24,034             15,278                --              58,495
Operating income (loss)                  11,395            (35,462)            10,409            (6,099)            (19,757)
Depreciation and amortization             5,258             20,668              5,235             6,099              37,260
Total assets                            122,942            501,169            141,462            45,714             811,287
Capital expenditures                      3,565              5,990              2,449                --              12,004

2000
Sales to external customers            $168,490          $ 374,688           $154,143          $     --           $ 697,321
Intersegment sales                       12,026             38,102             20,812                --              70,940
Operating income (loss)                   8,332            (39,576)            10,028            (6,691)            (27,907)
Depreciation and amortization             5,918             24,318              4,687             5,606              40,529
Total assets                            121,035            507,206            149,565            42,519             820,325
Capital expenditures                      1,601              3,683              2,804                --               8,088

2001
Sales to external customers            $177,206          $ 383,423           $168,719          $     --           $ 729,348
Intersegment sales                       23,738             39,666             14,233                --              77,637
Operating income (loss)                  26,365                699              8,252           (13,796)             21,520
Depreciation and amortization             5,776             24,533              4,351             6,007              40,667
Total assets                             95,365            433,745            129,560            41,909             700,579
Capital expenditures                      2,104              4,328              3,078                --               9,510



Financial information relating to the Company's operations by geographic area is as follows:


                                     YEAR ENDED DECEMBER 31
                             1999              2000              2001
                           --------          --------          --------
                                          (In thousands)
NET SALES
United States              $326,031          $398,531          $416,910
United Kingdom               67,641            66,272            74,571
France                       57,928            86,834            99,388
Other                       151,620           145,684           138,479
                           --------          --------          --------
                           $603,220          $697,321          $729,348
                           ========          ========          ========
LONG-LIVED ASSETS
United States              $245,609          $225,093          $204,949
United Kingdom               32,533            28,458            26,332
Other                           361               554               387
                           --------          --------          --------
                           $278,503          $254,105          $231,668
                           ========          ========          ========

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         1999               2000                2001
                                                       --------           --------           --------
                                                          (In thousands, except per share amounts)
Numerator:
   Net loss                                            $(25,310)          $(31,875)          $(55,622)
   Preferred stock dividends                              6,423              7,216              7,024
                                                       --------           --------           --------
   Numerator for basic earnings per share -
     loss available to common shareholders              (31,733)           (39,091)           (62,646)

   Numerator for diluted earnings per share -
     loss available to common shareholders             $(31,733)          $(39,091)          $(62,646)
                                                       ========           ========           ========
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding                 15,479             15,479             15,479

     Denominator for diluted earnings per
     share - adjusted weighted-average shares            15,479             15,479             15,479
                                                       ========           ========           ========
Basic and Diluted earnings per share                   $  (2.05)          $  (2.53)          $  (4.05)
                                                       ========           ========           ========

Potential common shares resulting from stock options and convertible preferred stock at December 31, 1999, 2000 and 2001 were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


17.    STATEMENT OF CASH FLOW - SUPPLEMENTAL DISCLOSURES

Selected cash payments and non-cash activities were as follows:

                                                              YEAR ENDED DECEMBER 31
                                                     1999               2000               2001
                                                   --------           --------           --------
                                                                  (In thousands)
Cash paid (received) during the year for:
   Interest                                        $ 25,243           $ 26,871           $ 24,737
   Income taxes                                       1,870             (1,873)            (3,294)

Non-cash activities:
   Intangible pension asset                        $    (21)          $    313           $  1,516
   Accumulated pension adjustment                    (1,560)               104             51,520
   Deferred taxes                                      (957)                69                (75)
                                                   --------           --------           --------
     Net accrued pension liability                 $ (2,538)          $    486           $ 52,961
                                                   ========           ========           ========


During 2000, approximately $27.4 million of net operating losses were carried back to the 1998 federal return of a former affiliate. The tax benefit of this carryback was approximately $9.6 million and was used to offset amounts due to the former affiliate.


18.    CONCENTRATIONS

No customers, in any year, represented greater than 10% of the Company's total sales. No one customer accounted for greater than 10% of the Company's total accounts receivable at December 31, 1999, 2000 or 2001.

Approximately 61% of the Company's employees are represented by eight separate domestic and international collective bargaining agreements which terminate at various times between March 2002 and February 2005. Approximately 26% of the labor force is covered by collective bargaining agreements which will expire within one year. The Company believes it has good relations with its employees, but there can be no assurances that the Company will not experience a strike or other work stoppage or that satisfactory new collective bargaining agreements will be negotiated when the existing collective bargaining agreements expire or that future work stoppages would not materially and adversely effect the Company's business, financial condition, results of operations or cash flows.


19.    EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement changes the accounting for goodwill and intangible assets.

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


19.      EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The Company has also considered SFAS No. 141 ("Business Combinations")and SFAS No. 143 ("Accounting for Asset Retirement Obligations") and has determined that each is not applicable to the Company's current operations. The Company has also considered SFAS No. 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets") and is currently assessing if there will be any impact on the Company's financial position.


20.      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 2001:

                                                                    FISCAL QUARTER
                                            ----------------------------------------------------------------
                                             FIRST             SECOND              THIRD             FOURTH
                                            -------            -------            -------            -------
                                                             (In thousands, except per share amounts)
YEAR ENDED DECEMBER 31, 2000:

Net sales                                   175,539            177,240            162,579            181,963
Gross profit (loss)                            (300)            (1,229)            (5,300)             5,176
Net loss                                     (7,795)            (7,728)           (11,340)            (5,012)
Net loss attributable to common
   shareholders                              (9,767)            (9,474)           (13,088)            (6,762)
Net loss per share
   (Basic and Diluted)                        (0.63)             (0.61)             (0.85)             (0.44)

YEAR ENDED DECEMBER 31, 2001:

Net sales                                   195,150            182,690            181,198            170,310
Gross profit                                 10,499             11,415             14,809             14,743
Net income (loss)                            (3,861)            (2,665)             1,760            (50,856)
Net income (loss) attributable to
   common shareholders                       (5,612)            (4,418)                 1            (52,617)
Net income (loss) per share
   (Basic and Diluted)                        (0.36)             (0.29)              0.00              (3.40)

                           SPECIAL METALS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


20.      QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

During the fourth quarter of 2001 the Company recorded a valuation allowance to offset the net deferred tax asset recorded in the United States. This resulted in a fourth quarter charge to tax expense of $53,729.

Certain amounts for quarters prior to the third quarter of 2001 were reclassified to conform to the current presentation of shipping and handling costs.

Schedule II - Valuation and Qualifying Accounts
For the fiscal years 2001, 2000, and 1999
Dollars in Thousands


                                                                            ADDITIONS
                                          --------------------------------------------------------------------------------
                                          BALANCE AT                        CHARGED TO                             BALANCE
                                          BEGINNING      CHARGED TO           OTHER                               AT END OF
DESCRIPTION                               OF PERIOD       EXPENSE            ACCOUNTS           DEDUCTIONS          PERIOD
-----------                               ---------       -------            --------           ----------        --------
Year ended December 31, 2001:
  Deducted from asset accounts:
     Allowance for doubtful accounts        $ 4,569        $   548           $ (33)(a)           $ 1,529(b)         $ 3,555
     Allowance for obsolescence               5,593          1,369             (60)(a)             1,060(c)           5,842
                                            -------        -------           -----               -------            -------
   Total                                    $10,162        $ 1,917           $ (93)              $ 2,589            $ 9,397
                                            =======        =======           =====               =======            =======
Year ended December 31, 2000:
  Deducted from asset accounts:
     Allowance for doubtful accounts        $ 2,894        $ 2,316          $ (104)(a)           $   537(b)         $ 4,569
     Allowance for obsolescence               8,914           (538)           (216)(a)             2,567(c)           5,593
                                            -------        -------           -----               -------            -------
   Total                                    $11,808        $ 1,778          $ (320)              $ 3,104            $10,162
                                            =======        =======           =====               =======            =======
Year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts        $ 3,179        $  (167)          $ (43)(a)           $    75(b)         $ 2,894
     Allowance for obsolescence               7,526          1,497            (109)(a)                --              8,914
                                            -------        -------           -----               -------            -------
   Total                                    $10,705        $ 1,330           $(152)              $    75            $11,808
                                            =======        =======           =====               =======            =======


(a)      Impact of foreign currency translation adjustments.

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



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is herein incorporated by reference to the Company's definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is herein incorporated by reference to the Company's definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is herein incorporated by reference to the Company's definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is herein incorporated by reference to in the Company's definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                            Page in
                                                                                           Form 10-K
                                                                                           ---------
(a)      The following are filed as part of this report:

(1)      Audited financial statements of the Company as of December 31, 2000 and
         2001, and for the three years in the period ended December 31, 2001.                 41

(2)      Financial statement schedule

         II - Valuation and Qualifying Accounts                                               76

         All other schedules have been omitted as the required information is not applicable or the information is presented in the financial statements or the notes thereto.

(3)      Exhibits

Exhibit No.                                 Description
-----------                                 -----------
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

10.5 Amendment No. 1 to Stockholders Agreement dated as of March 1, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

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

10.15+ Special Metals Corporation Equity Appreciation Rights Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.16+ Special Metals Corporation Supplemental Retirement Income Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 (File 333-18499)).

10.17+ Special Metals Corporation 1997 Long-Term Stock Incentive Plan, together with Form of Stock Option Award Agreement (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.18+ Amended and Restated Employment Agreement, dated December 30, 1994, between the Company and Donald R. Muzyka (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.19+ Amended and Restated Employment Agreement, dated December 30, 1994, between the Company and Robert F. Dropkin (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

10.20.1+          Restricted Stock Award Agreement between the Company and T.
                  Grant John. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.20.2+          Nonqualified Stock Option Agreement between the Company and T.
                  Grant John. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.21+ Employment Agreement, dated December 30, 1994, between the Company and Donald C. Darling (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-18499)).

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

10.30 Technical Exchange Agreement, dated April 6, 2000, between the Company and Eramet (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2000).

10.31 Warehouse Agreement, dated April 1, 2000, between Huntington Alloys and Aubert & Duval (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.32 Fourth Amendment to the Credit Agreement dated as of March 28, 2001 by and among the Company, Credit Lyonnais New York Branch and other financial institutions party thereto. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.33+ Employment Agreement, dated March 6, 2000, between the Company and Paul A. Totaro. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.34+ Amended and Restated Employment Agreement, dated April 4, 2000, between the Company and Dr. Gernant E. Maurer. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.35+ Employment Agreement, dated March 30, 2000, between Special Metals Wiggin Ltd. and George B. Nairn. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.36+ Employment Agreement, dated October 1, 1999, between Inco Alloys International, Inc. and James M. Hensler. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.37+ Employment Agreement, dated December 31, 1999, between the Company and Teresa A. Daniel. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.38+ Employment Agreement, dated March 6, 2000, between the Company and Thomas E. MacDonald. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.39+ Amended and Restated Employment Agreement, dated June 18, 2001, between the Company and T. Grant John. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.40+ Amended and Restated Agreement for Executive Services, dated July 12, 2001, between the Company and Philippe Choppin de Janvry. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.41 Reimbursement Agreement, dated July 12, 2001, between the Company and Special Metals SARL. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.42+ Employment Agreement, dated June 30, 2001, between the Company and Dennis L. Wanlass. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.43 Consignment Agreement, dated January 1, 2001, between the Company and ERAMET MARIETTA, INC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

21.1*             Subsidiaries of the Company.

23.1*             Consent of Ernst & Young LLP.

------------------


*        Filed herewith.

+        Management contract or compensatory plan or arrangement.


(b)      Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the fiscal quarter ended December 31, 2001.

(c)      Exhibits

         All exhibits required by Item 601 of Regulation S-K are included in
         Item 14(a)(3).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2002.

                                               By  /s/ T. Grant John
                                                   ----------------------------
                                                   T. Grant John
                                                   President
                                                   (Principal Executive Officer)

         BE IT KNOWN TO ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis L. Wanlass and T. Grant John such person's true and lawful attorney-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such persons might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Leo G. Thompson                                                                                          April 1, 2002
------------------------------------
Leo G. Thompson                             Chairman of the Board


/s/ T. Grant John                                                                                            April 1, 2002
------------------------------------
T. Grant John                               President and Director
                                            (Principal Executive Officer)

/s/ Dennis L. Wanlass                                                                                        April 1, 2002
------------------------------------
Dennis L. Wanlass                           Vice President and Chief Financial Officer
                                            (Principal Financial and Accounting Officer)



------------------------------------
Susan E. Alderton                           Director



------------------------------------
Francis P. Avanzi                           Director


/s/ Philippe Choppin de Janvry                                                                               March 29, 2002
------------------------------------
Philippe Choppin de Janvry                  Director


/s/ Raymond F. Decker                                                                                        April 1, 2002
------------------------------------
Raymond F. Decker                           Director


/s/ Edouard Duval                                                                                            March 29, 2002
------------------------------------
Edouard Duval                               Director


/s/ Michel Hemonnot                                                                                          March 29, 2002
------------------------------------
Michel Hemonnot                             Director

/s/ Alain A. Honnart                                                                                         March 29, 2002
------------------------------------
Alain A. Honnart                            Director


/s/ Edward C. Hutcheson, Jr.                                                                                 April 1, 2002
------------------------------------
Edward C. Hutcheson, Jr.                    Director



------------------------------------
Carlos Luis Landin                          Director


/s/ J. Landis Martin                                                                                         April 1, 2002
------------------------------------
J. Landis Martin                            Director



------------------------------------
Patrick Rothey                              Director



------------------------------------
Antoine G. Treuille                         Director