Form 10-Q
period 2002-03-31
SPECIAL METALS CORP
filed 2002-05-15
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(mark one)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       or

    | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________  to ____________________

                          Commission file No. 000-22029

                           SPECIAL METALS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              25-1445468
       ------------------------------                 -------------------
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

                                 Yes |X|  No | |

As of May 1, 2002, there were 15,479,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                        Page
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2002                       2
         and December 31, 2001

         Condensed Consolidated Statements of Operations and Retained Earnings
         (Accumulated Deficit) for the three months ended March 31, 2001 and 2002         3

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and 2002                                                    4

         Notes to Condensed Consolidated Financial Statements                             5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                         20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      29

Part II. Other Information

Item 1.  Legal Proceedings                                                               30

Item 2.  Changes in Securities and Use of Proceeds                                       30

Item 3.  Defaults Upon Senior Securities                                                 30

Item 4.  Submission of Matters to a Vote of Security Holders                             30

Item 5.  Other Information                                                               30

Item 6.  Exhibits and Reports on Form 8-K                                                31

Signatures                                                                               32

Part I. Financial Information

Item 1. Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
         (Unaudited - In thousands, except share and per share amounts)

                                                                       December 31,     March 31,
                                                                           2001           2002
                                                                       ------------     ---------
ASSETS
Current assets:
   Cash and cash equivalents                                             $  10,834      $  21,127
   Accounts receivable - trade, less allowance for doubtful accounts
      of $3,555 and $3,450, respectively                                   146,836        144,119
   Inventories                                                             250,582        244,851
   Prepaid expenses and other current assets                                 6,011          7,297
                                                                         ---------      ---------
Total current assets                                                       414,263        417,394
Property, plant and equipment, net                                         231,668        227,064
Non-competition agreement, net of accumulated amortization
   of $11,717 and $12,642, respectively                                     25,283         24,358
Pension benefits                                                                --         10,337
Other assets                                                                29,365         27,204
                                                                         ---------      ---------
Total assets                                                             $ 700,579      $ 706,357
                                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                      $  56,572      $  20,026
   Accrued liabilities                                                      46,733         36,869
   Notes payable                                                             8,539          9,268
   Subordinated notes payable to affiliate                                  66,352             --
   Current portion of long-term debt and capital lease obligations         233,465            281
                                                                         ---------      ---------
Total current liabilities                                                  411,661         66,444
Long-term debt and capital lease obligations                                   936            854
Postretirement benefits obligation                                         202,479             --
Pension benefit obligations                                                 38,760             --
Other long-term liabilities                                                 25,388          7,795
Liabilities subject to compromise                                               --        621,581
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting,
$0.01 par value, 10,000,000 shares authorized, 1,940,000
shares issued and outstanding                                              109,094        110,881

Shareholders' equity (deficit):
   Common stock, $0.01 par value, 35,000,000 shares authorized,
     15,479,000 shares issued and outstanding                                  155            155
   Paid-in surplus                                                          75,712         75,712
   Accumulated other comprehensive loss                                    (67,539)       (66,644)
   Accumulated deficit                                                     (96,067)      (110,421)
                                                                         ---------      ---------
Total shareholders' equity (deficit)                                       (87,739)      (101,198)
                                                                         ---------      ---------
Total liabilities and shareholders' equity (deficit)                     $ 700,579      $ 706,357
                                                                         =========      =========

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
      Condensed Consolidated Statements of Operations and Retained Earnings
                             (Accumulated Deficit)
              (Unaudited - In thousands, except per share amounts)

                                                           Three months ended March 31,
                                                               2001           2002
                                                             ---------      ---------
Net sales                                                    $ 195,150      $ 158,704
Cost of goods sold                                             184,651        158,018
                                                             ---------      ---------
                                                                10,499            686

Selling, general and administrative expenses                     7,080          6,713
Chapter 11 reorganization and restructuring expenses                --            688
                                                             ---------      ---------

Operating income (loss)                                          3,419         (6,715)

Interest income                                                   (522)            (8)
Interest expense                                                 7,491          4,854
Other expense                                                    1,826            979
                                                             ---------      ---------

Loss before income taxes                                        (5,376)       (12,540)

Income tax expense (benefit)                                    (1,515)            26
                                                             ---------      ---------

Net loss                                                        (3,861)       (12,566)

Preferred stock dividends                                        1,751          1,788
                                                             ---------      ---------

Net loss attributable to common shareholders                    (5,612)       (14,354)

Retained earnings  (Accumulated deficit)
   Beginning of period                                         (33,421)       (96,067)
                                                             ---------      ---------

   End of period                                             $ (39,033)     $(110,421)
                                                             =========      =========

Net loss per share  (Basic and Diluted)                      $   (0.36)     $   (0.93)
                                                             =========      =========

Weighted average shares outstanding  (Basic and Diluted)        15,479         15,479
                                                             =========      =========

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)

                                                                    Three months ended March 31,
                                                                        2001         2002
                                                                     --------      --------
OPERATING ACTIVITIES:
Net loss                                                             $ (3,861)     $(12,566)
Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                                    10,161        10,167
      Provision for change in fair value of derivatives                   897           788
      Reorganization and restructuring items                               --           688
      Less: Payments on reorganization and restructuring items             --        (1,026)
      Other adjustments and changes in assets and liabilities           7,341        13,692
                                                                     --------      --------
Net cash provided by operating activities                              14,538        11,743

INVESTING ACTIVITIES:
Capital expenditures                                                   (1,070)       (3,363)
Other                                                                     452          (137)
                                                                     --------      --------
Net cash used in investing activities                                    (618)       (3,500)

FINANCING ACTIVITIES:
Proceeds from (repayment of) term loans and other long-term debt       (6,520)        1,370
Proceeds from subordinated notes payable                                1,607            --
Financing and other deferred costs                                     (1,199)           --
Payment of preferred stock dividends                                   (1,607)           --
Payments on capital lease obligations                                    (123)          (55)
                                                                     --------      --------
Net cash provided by (used in) financing activities                    (7,842)        1,315
Net effect of exchange rate changes on cash                              (558)          735
                                                                     --------      --------
Net increase in cash and cash equivalents                               5,520        10,293

Cash and cash equivalents at beginning of period                        8,574        10,834
                                                                     --------      --------
Cash and cash equivalents at end of period                           $ 14,094      $ 21,127
                                                                     ========      ========

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

      On March 27, 2002 (the "Petition Date"), the Company and its operating subsidiaries in the United States (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 (herein referred to as the "Restructuring Proceedings") of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Kentucky in Lexington. The Company is now operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. The Company has entered into a debtor-in-possession credit facility (see
Note 4 to the Consolidated Financial Statements - Debtor-In-Possession Financing). Continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with the terms of its debtor-in-possession credit facility and the Company's ability to generate sufficient cash from operations and obtain other financing sources. Should no reorganization plan be approved, it is possible that the Company's assets may be liquidated.

      As a result of the bankruptcy filing the Company's common stock was delisted from The Nasdaq Stock Market effective as of the opening of business on April 5, 2002.

NOTE 2 - BASIS OF PRESENTATION

      The Company's consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities In Reorganization Under the Bankruptcy Code". The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business during the Restructuring Proceedings. However, as a result of the Chapter 11 filings and circumstances related to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that might be necessary as a consequence of a plan of reorganization.

      Under Chapter 11 proceedings, actions initiated by creditors to collect claims in existence prior to the Petition Date are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to operate its business without interruption as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Substantially all of the Debtor's prepetition secured debt is in default. Accordingly, the accompanying consolidated balance sheet as of March 31, 2002 reflects the classification of the Debtor's prepetition debt as a liability subject to compromise. The Company has received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain employee benefits. The Company believes that provisions have been made in the accompanying consolidated financial statements for the potential claims that could be estimated at the date of these financial statements. The amount of the claims to be filed by creditors could be significantly different than the amount of liabilities recorded by the Company.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

      As a result of the Chapter 11 filings, "Events of Default" as defined in the related debt agreements, have occurred with respect to substantially all of the Company's secured debt. The Company's prepetition secured debt and prepetition unsecured debt have been classified as liabilities subject to compromise in the consolidated balance sheets.

      Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to the Company's shareholders may be substantially altered. This may result in claims being settled in the Chapter 11 proceedings for amounts less than 100% of their face value. The equity of the Company's common and preferred shareholders may be diluted or cancelled. Certain claims filed in the Chapter 11 proceedings may also be given higher priorities in the Plan of Reorganization. In addition, the Company's prepetition creditors and shareholders, to the extent they are impaired under a proposed plan, will each have a vote in the Plan of Reorganization. The Company has not yet proposed a Plan of Reorganization. Due to inherent uncertainties in the bankruptcy process, it is not possible to determine, at this time, the additional amount of claims which may arise or ultimately be filed; to predict the length of time in which the Company will operate under the protection of Chapter 11; the outcome of the Chapter 11 proceedings in general; whether the Company will continue to operate under its current organizational structure; or the effect of the proceedings on the business of the Company or its subsidiaries and the interests of the various creditors and security holders.

      The accompanying unaudited condensed consolidated financial statements of Special Metals Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      The Company's independent auditors have not yet been approved by the Bankruptcy Court. Therefore the independent auditors were unable to complete their interim review procedures related to the consolidated financial statements set forth herein. Such procedures are required to be conducted in accordance with established professional standards and procedures for conducting such reviews as established by generally accepted auditing standards, which review is required by Rule 10-01 (d) of Regulation S-X. The Company's independent auditors expect to complete their interim review procedures related to the consolidated financial statements upon approval as a professional by the Bankruptcy Court.

      For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 3 - LIABILITIES SUBJECT TO COMPROMISE

      Pursuant to SOP 90-7, the liabilities of the Company which existed at the time of the filing of petitions for reorganization under Chapter 11 have been classified as liabilities subject to compromise. Such liabilities have been reported separately on the consolidated balance sheet at the expected amount of the allowed claims. With the exception of the liabilities of the Company's non-US subsidiaries and certain liabilities related to employees and their benefits all liabilities in existence at the filing date have been classified as liabilities subject to compromise and have been deferred. The Court has authorized payment of certain employee wages, employee benefits and limited other prepetition obligations in the amount of $1.2 million. Liabilities subject to compromise at March 31, 2002 were as follows:

                                                                        March 31,
                                                                          2002
                                                                     --------------
                                                                     (In thousands)
Postemployment healthcare and other insurance benefits                  $203,607
Pension benefits                                                          45,727
Accounts payable                                                          43,158
Accrued liabilities                                                        8,230
Secured debt in default                                                  236,963
Unsecured debt                                                            66,830
Environmental liabilities                                                 17,066
                                                                        --------
                                                                        $621,581

NOTE 4 - DEBTOR-IN-POSSESSION FINANCING

      In connection with the Restructuring Proceedings, the Company has entered into a $60 million debtor-in-possession ("DIP") Credit Facility from a bank group led by Credit Lyonnais, to supplement liquidity and fund operations during the reorganization process.

Availability increases over the next several months under the DIP Credit Facility as follows:

                         REVOLVING CREDIT
PERIOD                   LOAN AVAILABILITY     LETTER OF CREDIT AVAILABILITY     TOTAL AVAILABILITY
------                   -----------------     -----------------------------     ------------------
Closing Date -           $18,000,000           $10,000,000                       $28,000,000
May 12, 2002

May 13, 2002 -           $24,924,000           $10,000,000 (or,                  $34,924,000 (or, subject
May 31, 2002                                   subject to subsection             to subsection 4.1(a),
                                               4.1(a), $20,000,000)              $44,924,000)

June 1, 2002 -           $27,645,000           $10,000,000 (or,                  $37,645,000 (or, subject
June 30, 2002                                  subject to subsection             to subsection 4.1(a),
                                               4.1(a), $20,000,000)              $47,645,000)

July 1, 2002 -           $29,457,000           $10,000,000 (or,                  $39,457,000 (or, subject
July 31, 2002                                  subject to subsection             to subsection 4.1(a),
                                               4.1(a), $20,000,000)              $49,457,000)

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 4 - DEBTOR-IN-POSSESSION FINANCING (CONTINUED)

                         REVOLVING CREDIT
PERIOD                   LOAN AVAILABILITY     LETTER OF CREDIT AVAILABILITY     TOTAL AVAILABILITY
------                   -----------------     -----------------------------     ------------------
August 1, 2002           $60,000,000           $10,000,000 (or,                  $60,000,000
and thereafter                                 subject to subsection 4.1(a),
                                               $20,000,000)

Amounts outstanding under the Debtor-In-Possession Credit Facility bear interest at a rate per annum equal to the prime rate charged by Credit Lyonnais New York Branch plus 2%, payable monthly. A commitment fee of 0.75% per annum on the unused portion of the total availability under the Credit Facility is also due monthly. The lenders' commitment to make revolving credit loans under the Credit Facility terminate as of no later than April 30, 2003. As of May 14, 2002 the Company had drawn only $0.3 million in the form of a letter of credit against the availability of the Debtor-in-Possession-Credit Facility.

NOTE 5 - DEBTOR'S FINANCIAL STATEMENTS

      The following unaudited condensed consolidated financial statements of the Debtors have been prepared on the same basis as the condensed consolidated financial statements and are presented below in accordance with SOP 90-7 (in thousands):

STATEMENT OF OPERATIONS                                           Three months ended
                                                                    March 31, 2002
                                                                  ------------------
Net sales                                                             $ 122,206
Cost of goods sold                                                      122,912
                                                                      ---------
                                                                           (706)

Selling, general and administrative expenses                              5,817
Chapter 11 reorganization and restructuring expenses                        688
                                                                      ---------

Operating loss                                                           (7,211)

Interest income                                                            (215)
Interest expense                                                          4,023
Other expense                                                               392
                                                                      ---------

Loss before income taxes                                                (11,411)

Income tax expense                                                           --
                                                                      ---------

Net loss                                                              $ (11,411)
                                                                      =========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 5 - DEBTOR'S FINANCIAL STATEMENTS  (CONTINUED)

BALANCE SHEET                                                         March 31,
                                                                        2002
                                                                      ---------
Current assets:
   Cash and cash equivalents                                          $  18,934
   Accounts receivable - trade, net                                     115,900
   Intercompany receivable, net                                          17,860
   Inventories                                                          182,507
   Prepaid expenses and other current assets                              1,949
                                                                      ---------
Total current assets                                                    337,150
Property, plant and equipment, net                                      201,259
Investments in non-debtor subsidiaries                                   67,452
Non-competition agreement, net                                           24,358
Intercompany notes receivable                                            33,912
Other assets                                                             16,492
                                                                      ---------
Total assets                                                          $ 680,623
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                   $   3,397
   Intercompany payable                                                   2,466
   Accrued liabilities                                                   29,463
                                                                      ---------
Total current liabilities                                                35,326
Other long-term liabilities                                               1,007
Liabilities subject to compromise                                       621,581

Redeemable convertible preferred stock                                  110,881

Common stock                                                                155
Paid-in surplus                                                          75,712
Accumulated other comprehensive loss                                    (52,509)
Accumulated deficit                                                    (111,530)
                                                                      ---------
Total shareholders' equity (deficit)                                    (88,172)
                                                                      ---------
Total liabilities and shareholders' equity (deficit)                  $ 680,623
                                                                      =========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 5 - DEBTOR'S FINANCIAL STATEMENTS  (CONTINUED)

                                                                 Three months ended
                                                                   March 31, 2002
                                                                 ------------------
OPERATING ACTIVITIES:
Net loss                                                               $(11,411)
Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                                       9,087
      Provision for change in fair value of derivatives                     788
      Reorganization and restructuring items                                688
      Less: Payments on reorganization and restructuring items           (1,026)
      Other adjustments and changes in assets and liabilities            13,496
                                                                       --------
Net cash provided by operating activities                                11,622

INVESTING ACTIVITIES:
Capital expenditures                                                     (2,630)
Other                                                                      (137)
                                                                       --------
Net cash used in investing activities                                    (2,767)

FINANCING ACTIVITIES:
Proceeds from term loans and other long-term debt                         2,113
                                                                       --------
Net cash provided by financing activities                                 2,113
                                                                       --------
Net increase in cash and cash equivalents                                10,968

Cash and cash equivalents at beginning of period                          7,966
                                                                       --------
Cash and cash equivalents at end of period                             $ 18,934
                                                                       ========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

                                                 December 31,          March 31,
                                                     2001                2002
                                                 ----------           ---------
Raw materials and supplies                        $  70,501           $  76,392
Work-in-process                                     124,676             116,063
Finished goods                                       72,631              68,409
                                                  ---------           ---------
                                                    267,808             260,864
Adjustment to LIFO cost                             (17,226)            (16,013)
                                                  ---------           ---------
                                                  $ 250,582           $ 244,851
                                                  =========           =========

NOTE 7 - BUSINESS SEGMENT INFORMATION

Segment information for the three months ended March 31, 2001 and 2002 is as follows.

                                     PREMIUM       HUNTINGTON       WIGGIN
                                      ALLOYS         ALLOYS         ALLOYS          CORPORATE         TOTAL
                                      ------         ------         ------          ---------         -----
                                                                (In thousands)
2001
Sales to external customers        $     48,914    $    99,326    $     46,910      $       --    $    195,150
Intersegment sales                        7,575         14,343           4,947              --          26,865

Operating income (loss)                   5,389         (1,263)          2,012          (2,719)          3,419
Interest expense                                                                                        (7,491)
Interest income                                                                                            522
Other expense                                                                                           (1,826)
                                                                                                  ------------
Loss before income taxes                                                                                (5,376)

2002
Sales to external customers        $     33,473    $    83,580    $     41,651      $       --    $    158,704
Intersegment sales                        4,455         12,211           1,927              --          18,593

Operating income (loss)                   4,190         (6,850)            390          (4,445)         (6,715)
Interest expense                                                                                        (4,854)
Interest income                                                                                              8
Other expense                                                                                             (979)
                                                                                                  ------------
Loss before income taxes                                                                               (12,540)

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 8 - CONTINGENCIES

      VOLUNTARY REORGANIZATION UNDER CHAPTER 11

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Reorganization Under Chapter 11 and Administration"

ENVIRONMENTAL MATTERS

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

      The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At March 31, 2002, the Company had total reserves of approximately $9.1 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

      The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2002 capital budget provides $1.9 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $0.1 million during the three months ended March 31, 2002. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws in respect of known remediation to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

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

      In July of 2001, the West Virginia Supreme Court of Appeals issued a mandate to the presiding judge of the Mass Litigation Panel to commence all trials necessary to dispose of all asbestos litigation in the State of West Virginia by July 1, 2002. To attempt to comply with this mandate, the presiding judge of the Mass Litigation Panel has set a date of September 23, 2002 to commence a mass trial for the thousands of asbestos cases that were pending in West Virginia as of September 6, 2001. As contemplated by the court's order, Huntington would be one of numerous defendants in the mass trial. However, as a result of the Bankruptcy filing all claims against Huntington have been stayed.

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

      Manganese Exposure Actions. Huntington is a defendant in ten cases seeking damages for alleged health problems resulting from exposure to manganese in welding products. The cases are at various stages of pleading and discovery. However, as a result of the Bankruptcy filing all claims against Huntington have been stayed. One of the cases involves numerous plaintiffs. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

      Toxic Tort Exposure Actions. Huntington is a defendant in six toxic tort exposure cases involving numerous plaintiffs. Discovery has not yet been conducted with respect of these claims and as a result of the Bankruptcy filing all claims against Huntington have been stayed. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

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

      Wiggin Electrical Switchgear. The Company expects that the Hereford, England facility of Wiggin will need to institute a phased program over ten years to replace its electrical switchgear, including oil-filled manual direct switchgear, air breakers and all other oil-filled switchgear. A program to replace the oil-filled manual direct switches began in 2000 ($0.6 million has been incurred through March 31, 2002) and will be completed in 2002, at a remaining estimated cost of $0.2 million. The cost of a program to replace the remainder of the electrical switchgear is estimated to be approximately $4.6 million, to be incurred during the period from 2002 through 2009.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

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

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2001 and 2002:

                                                           2001             2002
                                                         --------         --------
                                                   (In thousands, except per share amounts)
Numerator:
   Net loss                                              $ (3,861)        $(12,566)
   Preferred stock dividends                                1,751            1,788
                                                         --------         --------
   Numerator for basic earnings per share -
      loss available to common shareholders                (5,612)         (14,354)

   Numerator for diluted earnings per share -
      loss available to common shareholders              $ (5,612)        $(14,354)
                                                         ========         ========

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding                   15,479           15,479

   Denominator for diluted earnings per share -
      adjusted weighted-average shares                     15,479           15,479
                                                         ========         ========

Basic and Diluted earnings per share                     $  (0.36)        $  (0.93)
                                                         ========         ========

Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 10 - COMPREHENSIVE LOSS

Comprehensive loss for the three month periods ended March 31, 2001 and 2002 consisted of the following:

                                                            2001          2002
                                                          -------      --------
                                                              (In thousands)
Net loss                                                  $(3,861)     $(12,566)
Change in fair value of derivative instruments             (1,356)        2,236
Change in foreign currency translation adjustment          (3,077)       (1,341)
                                                          -------      --------
Comprehensive loss                                        $(8,294)      (11,671)
                                                          =======       =======

Accumulated other comprehensive loss consists of the following at December 31, 2001 and March 31, 2002:

                                                         2001            2002
                                                       --------        --------
                                                            (In thousands)
Minimum pension liability adjustment                   $(51,635)       $(51,635)
Fair value of derivative instruments                     (1,669)            567
Foreign currency translation adjustment                 (14,235)        (15,576)
                                                       --------        --------
Accumulated other comprehensive loss                   $(67,539)       $(66,644)
                                                       ========        ========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                 March 31, 2002
                                   (Unaudited)

NOTE 11 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

      As part of its risk management strategy, the Company has entered into financial instrument transactions which attempt to manage and reduce the impact of changes in commodity prices and foreign currency exchange rates. Financial instruments utilized include forward purchase contracts, forward currency and currency option contracts.

      As a result of the voluntary filing by the Company of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, the Company was notified by Credit Lyonnais that its interest swap agreements would be cancelled effective April 1, 2002.

      During the quarter ended March 31, 2002, the Company recorded net gains to accumulated other comprehensive income of $624,000 for the change in fair value of derivatives designated as effective hedges. Additionally, losses of $1,612,000 were reclassified from accumulated other comprehensive income to earnings due to the cancelation or settlement of derivatives. The Company also recorded other expense of $11,000 related to its other hedging instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include the Company's possible inability to effect a plan of reorganization; the general effect of the Company's bankruptcy filing on its vendors, customers and other aspects of its business operations; economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the demand for the Company's products; the availability and pricing of raw materials used in the manufacture of the Company's products; the pricing of natural gas and electricity; changes in payment terms extended to the Company by its suppliers; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

      On March 27, 2002 (the "Petition Date"), the Company and its operating subsidiaries in the United States (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 (herein referred to as the "Restructuring Proceedings") of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Kentucky in Lexington. The Company is now operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. The Company has entered into a debtor-in-possession credit facility (See
Note 4 to the Consolidated Financial Statements - Debtor-In-Possession Financing). Continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with the terms of its debtor-in-possession facility and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. Should no reorganization plan be approved, it is possible that the Company's assets may be liquidated.

      In response to this situation and in order to ensure the Company's ability to continue as a going concern, management's plans include the following:

      Preparation and confirmation of a Plan of Reorganization.

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

      Capital expenditures which are not deemed critical to ongoing operations will be deferred and strategies will be implemented to improve working capital management, particularly related to inventory.

      Many of the factors listed in the first paragraph of this Item 2, over which the Company does not have complete control, may materially affect the performance, financial condition and liquidity of the Company.

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

      Net Sales. For the three months ended March 31, 2002, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 21.1%, 52.7%, and 26.2%, respectively, of the Company's net sales of $158.7 million. Net sales include sales of the Company's high-performance nickel-based alloy, superalloy, and special alloy products, as well as revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts and indexed price contracts. Long-term firm price and indexed price contracts have become more prevalent in the superalloy industry because jet engine manufacturers are required to provide firm price quotations to airlines for jet engines to be delivered several years into the future. To the extent that it has entered into long-term agreements, the Company has sought pricing terms which are either indexed or otherwise accommodate changes in product and raw material markets.

      Export sales represent a significant portion of the Company's business. During the three months ended March 31, 2002, sales by domestic businesses of the Company to purchasers outside of the United States totaled 13.0% of the Company's total net sales.

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

      The Company consumes large amounts of electricity and natural gas in the manufacture of its products. The prices for electricity, natural gas, and other energy resources are subject to market conditions and may be volatile. As a result, any increase in the cost of such resources may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See " - Forward Looking Statements." The financial performance of the Company's U.S. domestic operations were adversely impacted by rising natural gas costs during 2001.

      The Company's superalloy and special alloy products are comprised of varying amounts of nickel and nickel-bearing scrap (often representing 50% or greater). Therefore, product costs are impacted more by the supply and price of nickel and nickel-bearing scrap than by other materials. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Certain of the Company's long-term agreements, referred to as indexed price sales contracts, provide for certain price adjustments to reflect changes in the price of raw materials, principally nickel. Most of the Company's product sales are made, and are expected to be made in the future, under firm price contracts which do not provide for raw material price adjustments. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product contracts, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. As a result, in the short term, changes in the prices of raw materials do not necessarily impact the current period revenue and cost of sales. A substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At March 31, 2002, the Company had open purchase contracts with a notional principal value of approximately $38.3 million. The fair value of the material covered by these contracts, based on the March 31, 2002 price quoted on the LME, was approximately $38.8 million. Unrealized gains and losses on the contracts which have been designated as effective hedges on firm sales commitments have been deferred.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

      Certain freight and handling costs have been reclassed among net sales, cost of goods sold and selling, general and administrative expenses for the three month period ended March 31, 2001. This reclassification was recorded in order to be consistent with the terms of EITF 00-10 regarding the classification of freight and handling costs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                                               Three months ended
                                                                   March 31,
                                                                2001        2002
                                                                ----        ----
      Net sales                                                100.0%      100.0%
      Costs of goods sold                                       94.6        99.6
                                                               -----       -----
        Gross profit                                             5.4         0.4
      Selling, general and administrative expenses               3.6         4.2
      Chapter 11 reorganization and restructuring expenses       0.0         0.4
                                                               -----       -----
        Operating income (loss)                                  1.8        (4.2)
      Interest income                                            (.2)        0.0
      Interest expense                                           3.8         3.1
      Other expense                                              1.0         0.6
                                                               -----       -----
        Loss before income taxes                                (2.8)       (7.9)
      Income tax expense (benefit)                              (0.8)        0.0
                                                               -----       -----
        Net loss                                                (2.0)       (7.9)
                                                               =====       =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2001.

NET SALES.

      Premium Alloys. Net sales decreased $15.5 million, or 31.6%, from $48.9 million in the three months ended March 31, 2001 to $33.4 million in the three months ended March 31, 2002. A decrease in sales volume accounted for $(21.9) million of the above decrease, offset by an increase in average realized selling prices which accounted for $6.4 million. This decrease in sales is primarily attributable to billet and rolled nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

      Huntington Alloys. Net sales decreased $15.8 million, or 15.8%, from $99.4 million in the three months ended March 31, 2001 to $83.6 million in the three months ended March 31, 2002. A decrease in sales volume accounted for $(14.1) million of the above decrease and a decrease in average realized selling prices accounted for $(1.7) million. This decrease in sales is primarily attributable to billet and ingot nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

      Wiggin Alloys. Net sales decreased $5.2 million, or 11.2%, from $46.9 million in the three months ended March 31, 2001 to $41.7 million in the three months ended March 31, 2002. A decrease in sales volume accounted for $(3.0) million of the above decrease and a decrease in average realized selling prices accounted for $(2.2) million. This decrease in sales is primarily attributable to billet and forged bar nickel-based superalloy and special alloy products supplied to the commercial aerospace and thermal processing end-markets.

COST OF GOODS SOLD.

      Premium Alloys. Cost of goods sold decreased $14.0 million, or 33.2%, from $42.1 million in the three months ended March 31, 2001 to $28.1 million in the three months ended March 31, 2002. A decrease in material costs accounted for $(12.4) million of the above decrease and a decrease in manufacturing costs accounted for $(1.6) million. As a percentage of net sales, cost of goods sold decreased from 86.1% in the three months ended March 31, 2001 to 84.0% in the three months ended March 31, 2002.

      Huntington Alloys. Cost of goods sold decreased $9.1 million, or 9.4%, from $96.9 million in the three months ended March 31, 2001 to $87.8 million in the three months ended March 31, 2002. A decrease in material costs accounted for $(10.6) million of the above decrease, offset by an increase in manufacturing costs which accounted for $1.5 million. As a percentage of net sales, cost of goods sold increased from 97.5% in the three months ended March 31, 2001 to 105.0% in the three months ended March 31, 2002, primarily as a result of reduced sales volume and selling prices as mentioned above.

      Wiggin Alloys. Cost of goods sold decreased $3.7 million, or 8.3%, from $44.3 million in the three months ended March 31, 2001 to $40.6 million in the three months ended March 31, 2002. A decrease in material costs accounted for $(3.3) million of the above decrease and a decrease in manufacturing costs accounted for $(0.4) million. As a percentage of net sales, cost of goods sold increased from 94.4% in the three months ended March 31, 2001 to 97.5% in the three months ended March 31, 2002, primarily as a result of reduced sales volume and selling prices as mentioned above.

      Corporate. Cost of goods sold not allocated to an operating segment increased $0.1 million, or 8.4%, from $1.4 million in the three months ended March 31, 2001 to $1.5 million in the three months ended March 31, 2002. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.

GROSS PROFIT (LOSS).

      Premium Alloys. Gross profit decreased $1.5 million, or 21.7%, from $6.8 million in the three months ended March 31, 2001 to $5.3 million in the three months ended March 31, 2002.

      Huntington Alloys. Gross profit (loss) decreased $6.7 million, or 269.5%, from $2.5 million in the three months ended March 31, 2001 to $(4.2) million in the three months ended March 31, 2002.

      Wiggin Alloys. Gross profit decreased $1.5 million, or 60.0%, from $2.6 million in the three months ended March 31, 2001 to $1.1 million in the three months ended March 31, 2002.

CHAPTER 11 REORGANIZATION AND RESTRUCTURING EXPENSES.

      Corporate. In connection with the Restructuring Proceedings, the Company recognized $0.7 million of Chapter 11 and administration related reorganization expenses in the three months ended March 31, 2002. These expenses consisted of legal, financial and advisory fees.

SELLING, GENERAL AND ADMINISTRATIVE.

      Premium Alloys. Selling, general and administrative expenses decreased $0.3 million, or 19.8%, from $1.4 million in the three months ended March 31, 2001 to $1.1 million in the three months ended March 31, 2002 as a result of reduced sales, marketing, administrative and research expenditures as well as an absorption of costs by other segments. Selling, general and administrative expenses as a percentage of net sales increased from 2.9% in the three months ended March 31, 2001 to 3.4% in the three months ended March 31, 2002.

      Huntington Alloys. Selling, general and administrative expenses decreased $1.1 million, or 28.1%, from $3.8 million in the three months ended March 31, 2001 to $2.7 million in the three months ended March 31, 2002 as a result of reduced sales, marketing and research expenditures as well as an absorption of costs by other segments. Selling, general and administrative expenses as a percentage of net sales decreased from 3.8% in the three months ended March 31, 2001 to 3.2% in the three months ended March 31, 2002.

      Wiggin Alloys. Selling, general and administrative expenses increased $0.1 million, or 7.7%, from $0.6 million in the three months ended March 31, 2001 to $0.7 million in the three months ended March 31, 2002 as a result of increased sales and marketing expenditures and an absorption of costs from other segments. Selling, general and administrative expenses as a percentage of net sales increased from 1.3% in the three months ended March 31, 2001 to 1.6% in the three months ended March 31, 2002.

      Corporate. Selling, general and administrative expenses not allocated to an operating segment increased $0.9 million from $1.3 million in the three months ended March 31, 2001 to $2.2 million in the three months ended March 31, 2002 as a result of increased legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses.

OPERATING INCOME (LOSS).

      Premium Alloys. Operating income decreased $1.2 million, or 22.3%, from $5.4 million in the three months ended March 31, 2001 to $4.2 million in the three months ended March 31, 2002. Operating income as a percentage of net sales increased from 11.0% in the three months ended March 31, 2001 to 12.5% in the three months ended March 31, 2002.

      Huntington Alloys. Operating income (loss) increased $(5.6) million from $(1.3) million in the three months ended March 31, 2001 to $(6.9) million in the three months ended March 31, 2002. Operating income (loss) as a percentage of net sales increased from (1.3)% in the three months ended March 31, 2001 to (8.2)% in the three months ended March 31, 2002.

      Wiggin Alloys. Operating income decreased $1.6 million from $2.0 million in the three months ended March 31, 2001 to $0.4 million in the three months ended March 31, 2002. Operating income as a percentage of net sales decreased from 4.3% in the three months ended March 31, 2001 to 0.9% in the three months ended March 31, 2002.

INTEREST EXPENSE.

      Interest expense decreased $2.6 million, or 35.2%, from $7.5 million in the three months ended March 31, 2001 to $4.9 million in the three months ended March 31, 2002, primarily due to a decrease in indebtedness and interest rates.

OTHER EXPENSE (INCOME).

      Other expense decreased $0.9 million, from $1.8 million in the three months ended March 31, 2001 to $0.9 million in the three months ended March 31, 2002.

INCOME TAX EXPENSE (BENEFIT).

      Income tax expense (benefit) decreased $1.5 million from $(1.5) million in the three months ended March 31, 2001 to zero in the three months ended March 31, 2002, primarily due to the Company's inability to recognize additional future income tax benefit related to losses of U.S. domestic operations.

NET INCOME (LOSS).

      Net loss increased $8.7 million from $(3.9) million in the three months ended March 31, 2001 to $(12.6) million in the three months ended March 31, 2002. Net loss as a percentage of net sales increased from (2.0)% in the three months ended March 31, 2001 to (7.9)% in the three months ended March 31, 2002.

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

      Net cash provided by operating activities was $14.5 million and $11.7 million for the three months ended March 31, 2001 and 2002, respectively. Net cash provided by operating activities for the three months ended March 31, 2002 amounted to $11.7 million, consisting primarily of a net loss of $12.6 million offset by depreciation and amortization expense of $10.2 million, charges for derivative and hedging activities of $0.8 million, Chapter 11 reorganization and restructuring items (net of payments) of $0.4 million and a decrease in working capital of $13.7 million, which included decreases in accounts receivable and inventory. Net cash provided by operating activities for the three months ended March 31, 2001 amounted to $14.5 million, consisting primarily of a net loss of $3.9 million offset by depreciation and amortization expense of $10.2 million and a decrease in working capital of $8.2 million, which included decreases in accounts receivable and inventory.

      Capital expenditures were $1.1 million and $3.4 million for the three months ended March 31, 2001 and 2002, respectively.

      Before the bankruptcy filing (as more fully discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to the Consolidated Financial Statements - Debtor-In-Possession Financing), the Company's principal sources of funds were
(i) funds generated from operations; and (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais New York Branch, as a lender and agent, and other financial institutions (as amended, the "Prepetition Credit Agreement"). Since the bankruptcy filing, the Company has generated sufficient cash collateral to meet its liquidity needs (such funds received from the cash collateral at March 27, 2002 are deemed to be used to repay the Company's obligations under the Prepetition Credit Agreement and then reloaned to the Company, as described in more detail below). The Company and its U.S. subsidiaries also have entered into a Postpetition Credit Agreement with Credit Lyonnais New York Branch, as a lender and agent, and other financial institutions, which provides the Company and its U.S. subsidiaries with an additional source of funds.

      The Postpetition Credit Agreement provides the Company and its U.S. subsidiaries with revolving credit loan availability and letter of credit availability as follows:

                       REVOLVING CREDIT       LETTER OF CREDIT                    TOTAL
PERIOD                 LOAN AVAILABILITY      AVAILABILITY                        AVAILABILITY
------                 -----------------      ------------                        ------------
Closing Date -         $18,000,000            $10,000,000                         $28,000,000
May 12, 2002

May 13, 2002 -         $24,924,000            $10,000,000 (or,                    $34,924,000 (or, subject
May 31, 2002                                  subject to subsection               to subsection 4.1(a),
                                              4.1(a), $20,000,000)                $44,924,000)

                       REVOLVING CREDIT       LETTER OF CREDIT                    TOTAL
PERIOD                 LOAN AVAILABILITY      AVAILABILITY                        AVAILABILITY
------                 -----------------      ------------                        ------------
June 1, 2002 -         $27,645,000            $10,000,000 (or, subject to the     $37,645,000 (or, subject to
June 30, 2002                                 lenders' consent, $20,000,000)      the lenders' consent),
                                                                                   $47,645,000)

July 1, 2002 -         $29,457,000            $10,000,000 (or, subject to the     $39,457,000 (or, subject to
July 31, 2002                                  lenders' consent), $20,000,000)    the lender's consent),
                                                                                   $49,457,000)

August 1, 2002         $60,000,000            $10,000,000 (or,                    $60,000,000
and thereafter                                subject to subsection 4.1(a),
                                              $20,000,000)

      Amounts outstanding under the Postpetition Credit Facility bear interest at a rate per annum equal to the prime rate charged by Credit Lyonnais New York Branch (the "Prime Rate") plus 2%, payable monthly. A commitment fee of 0.75% per annum on the unused portion of the total availability under the Postpetition Credit Agreement also is due monthly. The lender's commitment to make revolving credit loans under the Postpetition Credit Agreement terminate as of no later than April 30, 2003.

      The Company's obligations under the Postpetition Credit Agreement are secured by valid and perfected first priority priming liens on substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of capital stock of certain foreign subsidiaries. The Postpetition Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, permit liens on its assets, guarantee indebtedness or enter into certain transactions with affiliates. The Postpetition Credit Agreement also requires the Company to satisfy certain financial tests relating to, among other things, the Company's minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"); consolidated revenue; asset coverage ratio; consolidated net cash flow; and receivables from foreign subsidiaries. As of May 14, 2002 the Company had approximately $31 million in cash available and only $0.3 million in the form of a letter of credit drawn against the availability of the Postpetition Credit Facility.

      As of March 31, 2002, the Company's total outstanding debt under the Prepetition Credit Agreement was $235.2 million, representing amounts outstanding on a Tranche A term loan, a Tranche B term loan, a revolving credit facility and obligations owed to Credit Lyonnais New York Branch in connection with the cancellation of interest rate swap agreements entered into in accordance with the Prepetition Credit Agreement (the "Prepetition Indebtedness"). The lenders under the Prepetition Credit Agreement consented to the grant of priming liens to the lenders under the Postpetition Credit Agreement. In consideration of such consent, the Bankruptcy Court has ordered that all cash collateral of the Company and its U.S. subsidiaries at March 27, 2002 shall be applied to permanently reduce the Prepetition Indebtedness until repaid in full. The Court has further ordered in conjunction with the Postpetition Credit Agreement, that such borrowings be readvanced to the Company and its U.S. subsidiaries as deemed Postpetition loans (the "Deemed DIP Loans"). The Deemed DIP Loans share in the collateral allocated to the loans under the Postpetition Credit Agreement, although the Deemed DIP Loans are junior to the loans under the Postpetition Credit Agreement.

      Any Prepetition Indebtedness that is not paid and readvanced as a Deemed DIP Loan shall be paid interest monthly in arrears at the following rates: the London Interbank Offered Rate ("LIBOR") plus 3.25% for Prepetition Indebtedness in respect of the Tranche A term loan, the revolving credit facility, and the swap agreements with Credit Lyonnais New York Branch; and LIBOR plus 3.75% for Prepetition Indebtedness in respect of the Tranche B term loan. Any Deemed DIP Loans shall be paid interest monthly at the Prime Rate

      Effective December 17, 1999, the Company entered into the Subordinated Loan Agreement with Societe Industrielle de Materiaux Avances ("SIMA"), which is the owner of 38.5% of the Company's outstanding common stock. The Subordinated Loan Agreement provided for a total of $50 million, $20 million in term loans (the "Subordinated Term Loans") and a $30 million revolving credit facility (the "Subordinated Revolving Credit Facility"). Proceeds from the Subordinated Term Loans were used for working capital purposes and to make required repayments under the Prepetition Credit Agreement. The Subordinated Term Loans and outstanding Subordinated Revolving Loans mature on July 28, 2006 (the "Maturity Date"). Amounts outstanding under the Subordinated Loan Agreement bear interest at a rate per year equal to the three-month London Interbank Offered

Rate plus 1%. Accrued interest on both the Subordinated Term Loans and Subordinated Revolving Loans is to be paid in kind by addition to the principal of the Subordinated Term Loans on the last day of each calendar quarter.

      The Company's obligations under the Subordinated Loan Agreement are unsecured and expressly subordinated to its obligations under the Postpetition Credit Agreement and the Prepetition Credit Agreement. Pursuant to a Debt Subordination Agreement entered into by SIMA and the Company for the benefit of the lenders under the Prepetition Credit Agreement the Company may not repay the Subordinated Term Loans until all amounts due under the Prepetition Credit Agreement have been paid.

      The Company's Series A Convertible Preferred Stock ("Senior Preferred Stock") was issued October 28, 1998 and accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, (each, a "Dividend Payment Date"). For each of the Dividend Payment Dates from April 28, 2000 through July 28, 2001, the Company borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of Senior Preferred Stock with the proceeds of each loan. The Company has the right to defer payment of accumulated dividends and exercised this right with respect to all other Dividend Payment Dates. As of March 31, 2002, the total amount of dividends accrued and unpaid was $13.9 million. Because the Company deferred payment of dividends for six quarterly dividend periods, the number of directors constituting the Company's Board of Directors has been increased, and the holders of Senior Preferred Stock have elected three individuals to fill the newly created directorships

      The Company does not expect the future costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement or discovery of previously unknown liabilities could result in expenditures in excess of amounts estimated to be required for such matters. See " - Forward Looking Statements."

      As noted above, the Company expects that amounts under the Postpetition Credit Agreement and the Prepetition Credit Agreement (available to the Company as Deemed DIP Loans), cash and cash equivalents and cash flow from operations will be adequate to meet its anticipated operating requirements as it seeks to negotiate and formalize a plan of reorganization. See - "Forward Looking Statements".

BACKLOG

As of March 31, 2002, the Company's backlog orders aggregated approximately $224.7 million, compared to approximately $332.1 million at March 31, 2001. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at March 31, 2002 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

INFLATION

Although the Company's sales and results of operations are affected by the prices of raw materials used to make its products and the cyclicality of the aerospace industry, the Company does not believe that general economic inflation has had a material effect on its results of operations for the periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices, foreign currency exchange rates and interest rates. The Company is exposed to various market risks, including changes in commodity prices, foreign currency exchange rates and interest rates. The Company has entered into financial instrument transactions which attempt to manage and reduce the impact of changes in commodity prices, foreign currency exchange rates, and interest rates. The Company does not enter into derivatives or other financial instruments for trading and speculative purposes.

      The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material, however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts settled in cash by approximately $184,700. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

      A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $216,000. However, since these contracts hedge foreign currency denominated transactions, any change in fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

      At March 31, 2002, the Company had approximately $302.1 million of variable rate long-term debt. As required by the terms of the Credit Agreement, the Company had entered into two interest rate swap agreements. The first agreement had a notional amount of $51,000,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement had a notional amount of $51,000,000 through September 15, 2003 based on LIBOR at 5.76%. Net payments or receipts under the swap agreements were recorded as adjustments to interest expense. Under these agreements, the Company also made or received payments equal to the difference between fixed and variable interest rate payments on the notional amount. As a result of the voluntary filing by the Company of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, the Company was notified by Credit Lyonnais that its interest rate swap agreements would be terminated effective April 1, 2002. Pursuant to this early termination, the Company's settlement amount in respect of this termination for any unpaid amount and respect of the terminated transactions is $3.3 million. Amounts owed subject to cancellation of the respective interest rate swap agreements have been included in the Company's consolidated balance sheet as a component of Secured Debt in Default. Had these agreements remained in effect, a 1% fluctuation in interest rates would have changed future interest expense on the $200.1 million of debt not covered by the swap agreements by approximately $2.1 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 27, 2002, the Company and its operating subsidiaries in the United States filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Kentucky in Lexington.

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for descriptions of certain legal and environmental matters.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None

ITEM 5. OTHER INFORMATION

(a) PRESS RELEASES

The Company issued a press release dated May 10, 2002 announcing that it had received final approval for an incremental $60 million debtor-in-possession revolving credit facility.

The Company issued a press release dated May 10, 2002 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended March 31, 2002.

The Company issued a press release dated May 9, 2002 announcing that it had reached an agreement with the United Steelworkers of America - Local Union No. 7153 on a new three-year contract in its Burnaugh, Kentucky facility.

The Company issued a press release dated April 15, 2002 announcing that the Company and its U.S. subsidiaries have obtained a commitment for a $60 million debtor-in-possession revolving credit facility.

The Company issued a press release dated April 3, 2002 announcing that the Company has been informed that its stock will be delisted from the Nasdaq National Market, effective as of the opening of markets on Friday, April 5, 2002.

The Company issued a press release dated March 27, 2002 announcing that the Company and its U.S. subsidiaries have filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

The Company issued a press release dated March 15, 2002 announcing the appointment of George B. Nairn to the interim position of Acting Vice President of Commercial.

The Company issued a press release dated February 4, 2002 announcing that Leo G. Thompson, former President and Chief Executive Officer of Lindberg Corporation was appointed Chairman of the Board, to succeed Philippe Choppin de Janvry.

The Company issued a press release dated January 31, 2002 announcing that it is implementing a corporate restructuring program and reducing salaried employment levels as part of its current effort to reduce costs and improve efficiency.

(b) FORWARD-LOOKING STATEMENTS

Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of

Section 21E of the Securities Exchange Act. Such factors include the Company's possible inability to effect a plan of reorganization; the general effect of the Company's bankruptcy filing on its vendors, customers and other aspects of its business operations; economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the demand for the Company's products; the availability and pricing of raw materials used in the manufacture of the Company's products; the pricing of natural gas and electricity; changes in payment terms extended to the Company by its suppliers; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1 Postpetition Credit Agreement dated as of April 26, 2002 by and among the Company, Credit Lyonnais New York Branch and other financial institutions party thereto.

(b) REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated April 2, 2002 announcing that it and its U.S. subsidiaries have filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION

Date: May 15, 2002             By: /s/   T. Grant John
                                   ---------------------------------------------
                                   T. Grant John
                                   President
                                   (Principal Executive Officer)


Date: May 15, 2002             By:  /s/   Dennis L. Wanlass
                                   ---------------------------------------------
                                   Dennis L. Wanlass
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)