Form 10-Q
period 2002-06-30
SPECIAL METALS CORP
filed 2002-08-14
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of August 1, 2002, there were 15,479,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                    Page
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2002                   2
           and December 31, 2001

           Condensed Consolidated Statements of Operations and Retained Earnings
           (Accumulated Deficit) for the three month and six month periods ended
           June 30, 2001 and 2002                                                      3

           Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2001 and 2002                                                4

           Notes to Condensed Consolidated Financial Statements                        5

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 33

Part II.   Other Information

Item 1.    Legal Proceedings                                                          33

Item 2.    Changes in Securities and Use of Proceeds                                  34

Item 3.    Defaults Upon Senior Securities                                            34

Item 4.    Submission of Matters to a Vote of Security Holders                        34

Item 5.    Other Information                                                          35

Item 6.    Exhibits and Reports on Form 8-K                                           35

Signatures                                                                            37

Part I.    Financial Information

Item 1.    Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
         (Unaudited - In thousands, except share and per share amounts)

                                                                                   December 31,      June 30,
                                                                                       2001            2002
                                                                                   ----------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  10,834       $  51,333
   Accounts receivable - trade, less allowance for doubtful accounts
     of $3,555 and $3,900, respectively                                               146,836         131,436
   Inventories                                                                        250,582         238,095
   Prepaid expenses and other current assets                                            6,011           9,567
                                                                                    ---------       ---------
Total current assets                                                                  414,263         430,431
Property, plant and equipment, net                                                    231,668         222,626
Non-competition agreement, net of accumulated amortization
   of $11,717 and $13,567, respectively                                                25,283          23,433
Pension benefits                                                                       10,019          11,685
Other assets                                                                           29,365          25,534
                                                                                    ---------       ---------
Total assets                                                                        $ 710,598       $ 713,709
                                                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                 $  56,572       $  26,542
   Accrued liabilities                                                                 46,733          41,463
   Notes payable                                                                        8,539           9,247
   Subordinated notes payable to affiliate                                             66,352              --
   Current portion of long-term debt and capital lease obligations                    233,465             309
                                                                                    ---------       ---------
Total current liabilities                                                             411,661          77,561
Long-term debt and capital lease obligations                                              936             897
Postretirement benefits obligation                                                    202,479              --
Pension benefit obligations                                                            48,779              --
Other long-term liabilities                                                            25,388           8,010
Liabilities subject to compromise                                                          --         625,044
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting, $0.01 par value,
10,000,000 shares authorized, 1,940,000
shares issued and outstanding                                                         109,094         110,881

Shareholders' equity (deficit):
   Common stock, $0.01 par value, 35,000,000 shares authorized,
     15,479,000 shares issued and outstanding                                             155             155
   Paid-in surplus                                                                     75,712          75,712
   Accumulated other comprehensive loss                                               (67,539)        (63,423)
   Accumulated deficit                                                                (96,067)       (121,128)
                                                                                    ---------       ---------
Total shareholders' equity (deficit)                                                  (87,739)       (108,684)
                                                                                    ---------       ---------
Total liabilities and shareholders' equity (deficit)                                $ 710,598       $ 713,709
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

                                                  Three months ended June 30,     Six months ended June 30,
                                                     2001            2002            2001            2002
                                                  ---------       ---------       ---------       ---------
Net sales                                         $ 182,690       $ 140,179       $ 377,839       $ 298,883
Cost of goods sold                                  171,275         138,971         355,925         296,989
                                                  ---------       ---------       ---------       ---------
                                                     11,415           1,208          21,914           1,894

Selling, general and administrative expenses          8,496           5,735          15,576          12,448
Chapter 11 reorganization and restructuring
   expenses                                              --           4,075              --           4,763
                                                  ---------       ---------       ---------       ---------

Operating income (loss)                               2,919          (8,602)          6,338         (15,317)

Interest expense                                      7,219           3,407          14,710           8,261
Interest income                                        (389)            (90)           (911)            (98)
Other expense (income)                                 (580)         (1,348)          1,246            (369)
                                                  ---------       ---------       ---------       ---------

Loss before income taxes                             (3,331)        (10,571)         (8,707)        (23,111)

Income tax expense (benefit)                           (666)            136          (2,181)            162
                                                  ---------       ---------       ---------       ---------

Net loss                                             (2,665)        (10,707)         (6,526)        (23,273)

Preferred stock dividends                             1,753              --           3,504           1,788
                                                  ---------       ---------       ---------       ---------

Net loss attributable to
   common shareholders                               (4,418)        (10,707)        (10,030)        (25,061)

Retained earnings (Accumulated deficit)
Beginning of period                                 (39,033)       (110,421)        (33,421)        (96,067)
                                                  ---------       ---------       ---------       ---------

End of period                                     $ (43,451)      $(121,128)      $ (43,451)      $(121,128)
                                                  =========       =========       =========       =========

Net loss per share (Basic and Diluted)            $   (0.29)      $   (0.69)      $   (0.65)      $   (1.62)

Weighted average shares outstanding                  15,479          15,479          15,479          15,479
(Basic and Diluted)

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)

                                                                      Six months ended June 30,
                                                                        2001           2002
                                                                      --------       --------
OPERATING ACTIVITIES:
Net loss                                                              $ (6,526)      $(23,273)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                      20,522         20,440
     Provision for change in fair value of derivatives                     923          1,637
     Reorganization and restructuring items                                 --          4,763
     Less: Payments on reorganization and restructuring items               --         (2,894)
     Other adjustments and changes in assets and liabilities            12,815         44,929
                                                                      --------       --------
Net cash provided by operating activities                               27,734         45,602

INVESTING ACTIVITIES:
Capital expenditures                                                    (2,124)        (4,456)
Other                                                                      510           (374)
                                                                      --------       --------
Net cash used in investing activities                                   (1,614)        (4,830)

FINANCING ACTIVITIES:
Proceeds from (repayment of) term loans and other long-term debt       (22,382)           963
Proceeds from subordinated notes payable                                 3,213             --
Financing and other deferred costs                                      (1,203)            --
Payment of preferred stock dividends                                    (3,213)            --
Payments on capital lease obligations                                     (217)           (90)
                                                                      --------       --------
Net cash provided by (used in) financing activities                    (23,802)           873
Net effect of exchange rate changes on cash                               (528)        (1,146)
                                                                      --------       --------
Net increase in cash and cash equivalents                                1,790         40,499

Cash and cash equivalents at beginning of period                         8,574         10,834
                                                                      --------       --------
Cash and cash equivalents at end of period                            $ 10,364       $ 51,333
                                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

NOTE 1 - VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

      On March 27, 2002 (the "Petition Date"), Special Metals Corporation (the "Company) and its operating subsidiaries in the United States (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 (herein referred to as the "Restructuring Proceedings") of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Kentucky in Lexington. The Company is now operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. The Company has entered into a debtor-in-possession credit facility (see Note 4 to the Consolidated Financial Statements - Debtor-In-Possession Financing). Continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with the terms of its debtor-in-possession credit facility and the Company's ability to generate sufficient cash from operations and obtain other financing sources.
As in any bankruptcy, should no reorganization plan be approved, it is possible that the Company's assets may be liquidated.

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

      Under Chapter 11 proceedings, actions initiated by creditors to collect claims in existence prior to the Petition Date are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to operate its business without interruption as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Substantially all of the Debtor's prepetition secured debt is in default. The accompanying consolidated balance sheet as of June 30, 2002 reflects the classification of the Debtor's prepetition debt as a liability subject to compromise. The Company has received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain employee benefits. The Company believes that provisions have been made in the accompanying consolidated financial statements for the potential claims that could be estimated at the date of these financial statements. The amount of the claims to be filed by creditors could be significantly different than the amount of liabilities recorded by the Company.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

      As a result of the Chapter 11 filings, effective March 27, 2002 the Company has stopped accruing interest on its Subordinated Debt and stopped accruing dividends on its Senior Preferred Stock.

      As a result of the Chapter 11 filings, "Events of Default" as defined in the related debt agreements, have occurred with respect to substantially all of the Company's secured debt. The Company's prepetition secured and unsecured debt have been classified as liabilities subject to compromise in the consolidated balance sheets.

      Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to the Company's shareholders may be substantially altered. This may result in claims being settled in the Chapter 11 proceedings for amounts less than 100% of their face value. The equity of the Company's common and preferred shareholders may be substantially diluted or cancelled. Certain claims filed in the Chapter 11 proceedings may also be given higher priorities in the Plan of Reorganization. In addition, the Company's prepetition creditors and shareholders, to the extent they are impaired under a proposed plan, will each have a vote in the Plan of Reorganization. The Company has not yet proposed a Plan of Reorganization. Due to inherent uncertainties in the bankruptcy process, it is not possible to determine, at this time, the additional amount of claims which may arise or ultimately be filed; to predict the length of time in which the Company will operate under the protection of Chapter 11; the outcome of the Chapter 11 proceedings in general; whether the Company will continue to operate under its current organizational structure; or the effect of the proceedings on the business of the Company or its subsidiaries and the interests of the various creditors and security holders.


      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 3 - LIABILITIES SUBJECT TO COMPROMISE

      Pursuant to SOP 90-7, most of the liabilities of the Company which existed at the Petition Date have been classified as liabilities subject to compromise. Such liabilities have been reported separately on the consolidated balance sheet at the expected amount of the allowed claims. With the exception of the liabilities of the Company's non-US subsidiaries and certain liabilities related to employees and their benefits, all liabilities in existence at the filing date have been classified as liabilities subject to compromise and payments have been deferred. The Court has authorized payment of certain employee wages, employee benefits and limited other prepetition obligations in the amount of $7.6 million. Liabilities subject to compromise at June 30, 2002 were as follows:

                                                                  June 30,
                                                                   2002
                                                               -------------
                                                               (In thousands)
Postemployment healthcare and other insurance benefits         $     204,734
Pension benefits                                                      46,148
Accounts payable                                                      48,358
Accrued liabilities                                                    4,942
Secured debt in default                                              236,964
Unsecured debt                                                        66,830
Workman's compensation and insurance claims                            8,268
Environmental liabilities                                              8,642
Other                                                                    158
                                                               -------------
                                                               $     625,044
                                                               =============

NOTE 4 - DEBTOR-IN-POSSESSION FINANCING

      In connection with the Restructuring Proceedings, on April 26, 2002 the Company entered into a $60 million debtor-in-possession ("DIP") Credit Facility from a bank group led by Credit Lyonnais, to supplement liquidity and fund operations during the reorganization process.

      As of August 1, 2002, revolving credit loan availability under the DIP Credit Facility is $60 million (subject to compliance with a financial covenant concerning consolidated net cash flow) with a sublimit of $10 million available for letters of credit. The sublimit for letter of credit availability may be increased to $20 million with the consent of the lenders, upon request of the Company.

      Amounts outstanding under the Debtor-In-Possession Credit Facility bear interest at a rate per annum equal to the prime rate charged by Credit Lyonnais New York Branch plus 2%, payable monthly. A commitment fee of 0.75% per annum on the unused portion of the total availability under the Credit Facility is also due monthly. The lenders' commitment to make revolving credit loans under the Credit Facility terminate as of April 30, 2003. As of August 14, 2002, the Company had drawn $4.1 million in the form of a letter of credit against the availability of the Debtor-in-Possession Credit Facility.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 5 - DEBTOR'S FINANCIAL STATEMENTS

      The following unaudited condensed consolidated financial statements of the Debtors have been prepared on the same basis as the condensed consolidated financial statements and are presented below in accordance with SOP 90-7 (in thousands):

STATEMENT OF OPERATIONS

                                                           Three months ended    Six months ended
                                                              June 30, 2002        June 30, 2002
                                                           ------------------    ----------------
Net sales                                                       $ 103,100             $ 225,306
Cost of goods sold                                                104,196               227,108
                                                                ---------             ---------
                                                                   (1,096)               (1,802)

Selling, general and administrative expenses                        4,847                10,664
Chapter 11 reorganization and restructuring expenses                4,075                 4,763
                                                                ---------             ---------

Operating loss                                                    (10,018)              (17,229)

Interest expense                                                    2,727                 6,750
Interest income                                                      (293)                 (508)
Other income                                                         (410)                  (18)
                                                                ---------             ---------

Loss before income taxes                                          (12,042)              (23,453)

Income tax expense                                                     --                    --
                                                                ---------             ---------
Net loss                                                        $ (12,042)            $ (23,453)
                                                                =========             =========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 5 - DEBTOR'S FINANCIAL STATEMENTS (CONTINUED)

BALANCE SHEET                                                          June 30,
                                                                        2002
                                                                      ---------
Current assets:
   Cash and cash equivalents                                          $  48,970
   Accounts receivable - trade, net                                      77,143
   Intercompany receivable, net                                          23,311
   Inventories                                                          170,294
   Prepaid expenses and other current assets                             22,203
                                                                      ---------
Total current assets                                                    341,921
Property, plant and equipment, net                                      195,408
Investments in non-debtor subsidiaries                                   67,087
Non-competition agreement, net                                           23,433
Intercompany notes receivable                                            34,151
Other assets                                                             15,187
                                                                      ---------
Total assets                                                          $ 677,187
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                   $   7,555
   Intercompany payable                                                   2,451
   Accrued liabilities                                                   31,114
                                                                      ---------
Total current liabilities                                                41,120
Other long-term liabilities                                                 887
Liabilities subject to compromise                                       625,044

Redeemable convertible preferred stock                                  110,881

Common stock                                                                155
Paid-in surplus                                                          75,712
Accumulated other comprehensive loss                                    (53,096)
Accumulated deficit                                                    (123,516)
                                                                      ---------
Total shareholders' equity (deficit)                                   (100,745)
                                                                      ---------
Total liabilities and shareholders' equity (deficit)                  $ 677,187
                                                                      =========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 5 - DEBTOR'S FINANCIAL STATEMENTS (CONTINUED)

                                                                       Six months ended
                                                                         June 30, 2002
                                                                       ----------------
OPERATING ACTIVITIES:
Net loss                                                                 $(23,453)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                         18,246
     Provision for change in fair value of derivatives                        777
     Reorganization and restructuring items                                 4,763
     Less: Payments on reorganization and restructuring items              (2,894)
     Other adjustments and changes in assets and liabilities               46,604
                                                                         --------
Net cash provided by operating activities                                  44,043

INVESTING ACTIVITIES:
Capital expenditures                                                       (3,138)
Other                                                                        (374)
                                                                         --------
Net cash used in investing activities                                      (3,512)

FINANCING ACTIVITIES:
Proceeds from term loans and other long-term debt                             473
                                                                         --------
Net cash provided by financing activities                                     473
                                                                         --------
Net increase in cash and cash equivalents                                  41,004

Cash and cash equivalents at beginning of period                            7,966
                                                                         --------
Cash and cash equivalents at end of period                               $ 48,970
                                                                         ========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

                                     December 31,            June 30,
                                        2001                   2002
                                     ------------           ---------
Raw materials and supplies            $  70,501             $  68,690
Work-in-process                         124,676               109,674
Finished goods                           72,631                72,058
                                      ---------             ---------
                                        267,808               250,422
Adjustment to LIFO cost                 (17,226)              (12,327)
                                      ---------             ---------
                                      $ 250,582             $ 238,095
                                      =========             =========

NOTE 7 - BUSINESS SEGMENT INFORMATION

Segment information for the six months ended June 30, 2001 and 2002 is as follows.

                                     PREMIUM         HUNTINGTON          WIGGIN
                                      ALLOYS           ALLOYS            ALLOYS          CORPORATE             TOTAL
                                     -------         ----------          ------          ---------             -----
                                                                   (In thousands)
2001
Sales to external customers          $ 95,181          $193,407          $ 89,251          $     --          $ 377,839
Intersegment sales                     12,035            27,233             9,083                --             48,351

Operating income (loss)                13,151            (2,903)            3,364            (7,274)             6,338
Interest expense                                                                                               (14,710)
Interest income                                                                                                    911
Other expense                                                                                                   (1,246)
                                                                                                             ---------
Loss before income taxes                                                                                        (8,707)

2002
Sales to external customers          $ 53,290          $163,571          $ 82,022          $     --          $ 298,883
Intersegment sales                      7,399            21,719             3,180                --             32,298

Operating income (loss)                 3,302            (9,229)            1,932           (11,322)           (15,317)
Interest expense                                                                                                (8,261)
Interest income                                                                                                     98
Other income                                                                                                       369
                                                                                                             ---------
Loss before income taxes                                                                                       (23,111)

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

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

      The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At June 30, 2002, the Company had total reserves of approximately $9.0 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

      The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2002 capital budget provides $1.9 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $0.1 million during the six months ended June 30, 2002. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws in respect of known remediation to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

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

      Manganese Exposure Actions. Huntington is a defendant in fifteen cases seeking damages for alleged health problems resulting from exposure to manganese in welding products. The cases are at various stages of pleading and discovery. However, as a result of the Bankruptcy filing all claims against Huntington have been stayed. Some of the cases involve multiple plaintiffs. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

      Toxic Tort Exposure Actions. Huntington is a defendant in five toxic tort exposure cases involving numerous plaintiffs. Discovery has not yet been conducted with respect of these claims and as a result of the Bankruptcy filing all claims against Huntington have been stayed. The Company does not believe that these proceedings are likely to have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company, but there can be no assurance that this will be the case.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

      Huntington and Burnaugh RCRA Facility Assessments. The Huntington, West Virginia, and Burnaugh, Kentucky facilities of Huntington have been subject to site inspections pursuant to RCRA. Draft reports issued by the respective inspecting agencies recommended environmental investigation at Huntington and Burnaugh.

      The Huntington report was never issued in final form. No action has been taken by the inspecting agency since January 1996 in the case of Huntington. Burnaugh has been listed as one of over 1,700 high priority facilities. The Kentucky Division of Waste Management has revised the RCRA Facility Assessment report for Burnaugh and considers it to be a finalized document. A Voluntary Investigation Workplan submitted by the Company was approved by the Division as was a revised Voluntary Investigation Workplan for three of the Solid Waste Management Units. A Voluntary Investigation report was submitted to the Division. The Division commented upon the report and requested additional information. The Company has responded to the comments and requests, and awaits a reply from the Division. If an investigation is ultimately required in Huntington, and when such is completed in Burnaugh, the Company could also be required to undertake significant remediation, the cost of which could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

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

      Wiggin Tube Degreaser. Under the European Solvent Emissions Directive, Special Metals Wiggin Ltd., a United Kingdom subsidiary of the Company ("Wiggin"), will be required to make an expenditure of approximately $1.5 million to upgrade or replace its degreasing operations at its facility in Hereford, England in order to reduce emissions of volatile organic compounds. This expenditure is likely to be incurred in 2003.

      Wiggin Electrical Switchgear. The Company expects that the Hereford, England facility of Wiggin will need to institute a phased program over ten years to replace its electrical switchgear, including oil-filled manual direct switchgear, air breakers and all other oil-filled switchgear. A program to replace the oil-filled manual direct switches began in 2000 ($0.6 million has been incurred through June 30, 2002) and will be completed in 2002, at a remaining estimated cost of $0.2 million. The cost of a program to replace the remainder of the electrical switchgear is estimated to be approximately $4.6 million, to be incurred during the period from 2002 through 2009.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

      Wiggin Water Drainage Arrangements. The U.K. Environment Agency has informed Wiggin that they are considering improvements for the water drainage arrangements at the Hereford, England facility of Wiggin. They may request that Wiggin separate its process and storm water drainage systems.

      Wiggin Dust Emission. A dust extractor for Wiggin's aerofall shot blast unit at its facility in Hereford, England was improperly fitted by an outside contractor resulting in emissions in violation of Wiggin's authorization under the Environmental Protection Act of 1990. An Enforcement Notice has, accordingly, been issued by the Environmental Agency. The Notice requires Wiggin to take action aimed at avoiding another violation of its authorization. The Agency is unlikely to take further administrative action.

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

      Wiggin Acid Spill. Wiggin received an Enforcement Notice issued by the U.K. Environmental Agency when dilute chromic acid was accidentally released to a local stream. An action plan of improvements aimed at preventing a reoccurrence has been submitted to the Agency and accepted subject to Wiggin providing quarterly updates. The Agency is unlikely to take further administrative action.

INCO

      The Company has filed a lawsuit against Inco Limited ("Inco") and certain of its subsidiaries, (together with Inco, the "Sellers"). The Company has claims pending against the Sellers alleging that the Sellers made fraudulent misrepresentations in connection with the Company's October 1998 acquisition of the capital stock of the companies which comprised the Inco Alloys International high performance nickel alloys business unit of Inco (the "IAI Acquisition"), and that the Sellers breached the terms of the related Stock Purchase Agreement. The Sellers have filed a counterclaim against the Company seeking in excess of $13 million, which the Sellers' claim is owed by the Company under the terms of the Stock Purchase Agreement. The Company intends to vigorously defend against the counterclaim. The lawsuit is still in the discovery stage and discovery has been on hold since the Bankruptcy filing. At this point in the proceeding, it is not possible to know if the Company will recover significant damages from the Sellers, or may ultimately be required to pay any or all of the amount sought by the Sellers.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

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

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2001 and 2002:

                                                        Three months ended June 30,             Six months ended June 30,
                                                          2001               2002               2001               2002
                                                        --------           --------           --------           --------
                                                                  (In thousands, except per share amounts)
Numerator:
   Net loss                                             $ (2,665)          $(10,707)          $ (6,526)          $(23,273)
   Preferred stock dividends                               1,753                 --              3,504              1,788
                                                        --------           --------           --------           --------
   Numerator for basic earnings per share-
     loss available to common shareholders                (4,418)           (10,707)           (10,030)           (25,061)

   Numerator for diluted earnings per share-
     loss available to common shareholders              $ (4,418)          $(10,707)          $(10,030)          $(25,061)
                                                        ========           ========           ========           ========

Denominator:
   Denominator for basic earnings per share-
     weighted-average shares outstanding                  15,479             15,479             15,479             15,479
   Denominator for diluted earnings per share-
   adjusted weighted-average shares                       15,479             15,479             15,479             15,479
                                                        ========           ========           ========           ========

Basic and Diluted earnings per share                    $  (0.29)          $  (0.69)          $  (0.65)          $  (1.62)
                                                        ========           ========           ========           ========

Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 10 - COMPREHENSIVE LOSS

Comprehensive loss for the three month and six month periods ended June 30, 2001 and 2002 consisted of the following:

                                                 Three months ended June 30,         Six months ended June 30,
                                                  2001               2002               2001               2002
                                                -------           --------           --------           --------
                                                      (In thousands)                       (In thousands)
Net loss                                        $(2,665)          $(10,707)          $ (6,526)          $(23,273)
Change in fair value of derivative
   instruments                                      454               (184)              (902)             2,052
Change in foreign currency translation
   adjustment                                      (801)             3,405             (3,878)             2,064
                                                -------           --------           --------           --------
Comprehensive loss                              $(3,012)          $ (7,486)          $(11,306)          $(19,157)
                                                =======           ========           ========           ========

Accumulated other comprehensive loss consists of the following at December 31, 2001 and June 30, 2002:

                                                   2001               2002
                                                 --------           --------
                                                        (In thousands)
Minimum pension liability adjustment             $(51,635)          $(51,635)
Fair value of derivative instruments               (1,669)               383
Foreign currency translation adjustment           (14,235)           (12,171)
                                                 --------           --------
Accumulated other comprehensive loss             $(67,539)          $(63,423)
                                                 ========           ========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

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

      As a result of the voluntary filing by the Company of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, the Company was notified by Credit Lyonnais that its' interest swap agreements would be cancelled effective April 1, 2002.

     For the six month period ended June 30, 2002, the Company recorded net gains to accumulated other comprehensive income of $728,000 for the change in fair value of derivatives designated as effective hedges. Additionally, losses of $1,324,000 were reclassified from accumulated other comprehensive income to earnings due to the cancelation or settlement of derivatives. The Company also recorded other expense of $860,000 related to its other hedging instruments.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") relating to business combinations completed prior to June 30, 2001. Under the provisions of the standard, intangible assets deemed to have indefinite lives and goodwill are no longer subject to amortization. All other intangible assets with finite lives will continue to be amortized over their remaining useful lives. Intangible assets and goodwill are also subject to annual impairment testing, or more frequently, should impairment indicators arise. As a result of this adoption, the Company reduced goodwill amortization expense by $48,900 for the six month period ended June 30, 2002. The amount of unamortized goodwill as of June 30, 2002 was $2.5 million. During the second quarter of 2002, the Company completed the initial impairment review required by SFAS No. 142 and did not recognize any impairment losses as a result of this review.

      The following table provides comparative earnings and earnings per share data had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                                  June 30, 2002
                                   (Unaudited)

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

                                                 Three months ended June 30,            Six months ended June 30,
                                                   2001               2002               2001               2002
                                                 --------           --------           --------           --------
                                                            (In thousands, except per share amounts)
Reported net loss                                $ (4,418)          $(10,707)          $(10,030)          $(25,061)
Add back: goodwill amortization,
   net of tax                                          25                 --                 49                 --
                                                 --------           --------           --------           --------

  Adjusted net income                              (4,393)           (10,707)            (9,918)           (25,061)

Weighted-average shares outstanding
(Basic and Diluted)                                15,479             15,479             15,479             15,479

Net loss per share  (Basic and Diluted)
  Reported                                       $  (0.29)             (0.69)          $  (0.65)             (1.62)
  Adjusted                                          (0.28)                                (0.64)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include the Company's possible inability to effect a plan of reorganization; the Company's ability to comply with the terms of its debtor-in-possession credit facility; the general effect of the Company's bankruptcy filing on its vendors, customers and other aspects of its business operations; economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the demand for the Company's products; the availability and pricing of raw materials used in the manufacture of the Company's products; the pricing of natural gas and electricity; changes in payment terms extended to the Company by its suppliers; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

      On March 27, 2002 (the "Petition Date"), the Company and its operating subsidiaries in the United States (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 (herein referred to as the "Restructuring Proceedings") of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Kentucky in Lexington. The Company is now operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. The Company has entered into a debtor-in-possession credit facility (See
Note 4 to the Consolidated Financial Statements - Debtor-In-Possession Financing). Continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with the terms of its debtor-in-possession facility and the Company's ability to generate sufficient cash from operations and obtain other financing sources. As in any bankruptcy, should no reorganization plan be approved, it is possible that the Company's assets may be liquidated.

      In response to this situation and in order to ensure the Company's ability to continue as a going concern, management's plans include the following:

      Preparation and confirmation of a Plan of Reorganization which includes a restructuring of the capital structure of the balance sheet.

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

      Net Sales. For the six months ended June 30, 2002, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 17.9%, 54.7%, and 27.4%, respectively, of the Company's net sales of $298.9 million. Net sales include sales of the Company's high-performance nickel-based alloy, superalloy, and special alloy products, as well as revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts and indexed price contracts. Long-term firm price and indexed price contracts have become more prevalent in the superalloy industry because jet engine manufacturers are required to provide firm price quotations to airlines for jet engines to be delivered several years into the future. To the extent that it has entered into long-term agreements, the Company has sought pricing terms which are either indexed or otherwise accommodate changes in product and raw material markets.

      Export sales represent a significant portion of the Company's business. During the six months ended June 30, 2002, sales by domestic businesses of the Company to purchasers outside of the United States totaled 11% of the Company's total net sales.

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

      The Company consumes large amounts of electricity and natural gas in the manufacture of its products. The prices for electricity, natural gas, and other energy resources are subject to market conditions and may be volatile. The Company from time to time locks in prices in connection with its natural gas requirements. As a result, any increase in the cost of such resources may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See " - Forward Looking Statements."

      The Company's superalloy and special alloy products are comprised of varying amounts of nickel and nickel-bearing scrap (often representing 50% or greater). Therefore, product costs are impacted more by the supply and price of nickel and nickel-bearing scrap than by other materials. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Certain of the Company's long-term agreements, referred to as indexed price sales contracts, provide for certain price adjustments to reflect changes in the price of raw materials, principally nickel. Most of the Company's product sales are made, and are expected to be made in the future, under firm price contracts which do not provide for raw material price adjustments. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product contracts, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. As a result, in the short term, changes in the prices of raw materials do not necessarily impact the current period revenue and cost of sales. In the past, a substantial majority of the nickel forward contracts result in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. The Company is transitioning hedging to its entire nickel buy forwards using financial hedges which does not include taking possession of the inventory For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At June 30, 2002, the Company had open purchase contracts with a notional principal value of approximately $37.5 million. The fair value of the material covered by these contracts, based on the June 30, 2002 price quoted on the LME, was approximately $45.4 million. Unrealized gains and losses on the contracts which have been designated as effective hedges on firm sales commitments have been deferred.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

      Certain freight and handling costs have been reclassed among net sales, cost of goods sold and selling, general and administrative expenses for the three month and six month periods ended June 30, 2001. This reclassification was recorded in order to be consistent with the terms of EITF 00-10 regarding the classification of freight and handling costs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                      Three months ended June 30,         Six months ended June 30,
                                        2001              2002              2001              2002
                                       ------            ------            ------            ------
Net sales                               100.0%            100.0%            100.0%            100.0%
Costs of goods sold                      93.8              99.2              94.2              99.4
                                       ------            ------            ------            ------
Gross profit                              6.2               0.8               5.8               0.6
Selling, general and
   administrative expenses                4.6               4.1               4.1               4.1
Chapter 11 reorganization and
   restructuring expenses                 0.0               2.9               0.0               1.6
                                       ------            ------            ------            ------
Operating income (loss)                   1.6              (6.2)              1.7              (5.1)
Interest expense                          4.0               2.4               3.9               2.8
Interest income                          (0.2)              0.0              (0.2)              0.0
Other expense (income)                   (0.3)             (1.0)              0.3              (0.1)
                                       ------            ------            ------            ------
Loss before income taxes                 (1.9)             (7.6)             (2.3)             (7.8)
Income tax expense (benefit)             (0.4)              0.1              (0.6)              0.0
                                       ------            ------            ------            ------
Net loss                                 (1.5)%            (7.7)%            (1.7)%            (7.8)%
                                       ======            ======            ======            ======

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001.

NET SALES.

      Premium Alloys. Net sales decreased $26.4 million, or 57.2%, from $46.3 million in the three months ended June 30, 2001 to $19.9 million in the three months ended June 30, 2002. A decrease in sales volume accounted for $(32.8) million of the above decrease, offset by an increase in average realized selling prices which accounted for $6.4 million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and rolled nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

      Huntington Alloys. Net sales decreased $14.0 million, or 15.0%, from $94.0 million in the three months ended June 30, 2001 to $80.0 million in the three months ended June 30, 2002. A decrease in sales volume accounted for $(9.3) million of the above decrease and a decrease in average realized selling prices accounted for $(4.7) million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and ingot nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

      Wiggin Alloys. Net sales decreased $2.0 million, or 4.7%, from $42.3 million in the three months ended June 30, 2001 to $40.3 million in the three months ended June 30, 2002. A decrease in sales volume accounted for $(2.3) million of the above decrease, offset by an increase in average realized selling prices which accounted for $0.3 million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and forged bar nickel-based superalloy and special alloy products supplied to the commercial aerospace and thermal processing end-markets.

COST OF GOODS SOLD.

      Premium Alloys. Cost of goods sold decreased $17.5 million, or 47.2%, from $37.1 million in the three months ended June 30, 2001 to $19.6 million in the three months ended June 30, 2002. A decrease in material costs accounted for $(15.5) million of the above decrease and a decrease in manufacturing costs accounted for $(2.0) million. As a percentage of net sales, cost of goods sold increased from 80.2% in the three months ended June 30, 2001 to 98.8% in the three months ended June 30, 2002, due to fixed costs being absorbed over a smaller volume of sales.

      Huntington Alloys. Cost of goods sold decreased $12.6 million, or 13.6%, from $92.3 million in the three months ended June 30, 2001 to $79.7 million in the three months ended June 30, 2002. A decrease in material costs accounted for $(9.4) million of the above decrease and a decrease in manufacturing costs accounted for $(3.2) million. As a percentage of net sales, cost of goods sold increased from 98.1% in the three months ended June 30, 2001 to 99.7% in the three months ended June 30, 2002, primarily as a result of reduced sales volume and selling prices as mentioned above.

      Wiggin Alloys. Cost of goods sold decreased $2.1 million, or 5.4%, from $40.3 million in the three months ended June 30, 2001 to $38.2 million in the three months ended June 30, 2002. A decrease in material costs accounted for $(3.4) million of the above decrease, offset by an increase in manufacturing costs which accounted for $1.3 million. As a percentage of net sales, cost of goods sold decreased from 95.3% in the three months ended June 30, 2001 to 94.6% in the three months ended June 30, 2002.

      Corporate. Cost of goods sold not allocated to an operating segment were $1.5 million in the three months ended June 30, 2001 and in the three months ended June 30, 2002. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.

GROSS PROFIT (LOSS).

      Premium Alloys. Gross profit decreased $8.9 million, or 97.4%, from $9.2 million in the three months ended June 30, 2001 to $0.3 million in the three months ended June 30, 2002.

      Huntington Alloys. Gross profit decreased $1.4 million, or 85.8%, from $1.7 million in the three months ended June 30, 2001 to $0.3 million in the three months ended June 30, 2002.

      Wiggin Alloys. Gross profit increased $0.1 million, or 10.9%, from $2.0 million in the three months ended June 30, 2001 to $2.1 million in the three months ended June 30, 2002.

CHAPTER 11 REORGANIZATION AND RESTRUCTURING EXPENSES.

      Corporate. In connection with the Restructuring Proceedings, the Company recognized $4.1 million of Chapter 11 and administration related reorganization expenses in the three months ended June 30, 2002. These expenses consisted of legal, financial, advisory fees and fees incurred in connection with the debtor-in-possession financing.

SELLING, GENERAL AND ADMINISTRATIVE.

      Premium Alloys. Selling, general and administrative expenses decreased $0.1 million, or 17.0%, from $1.4 million in the three months ended June 30, 2001 to $1.3 million in the three months ended June 30, 2002 as a result of reduced sales, marketing, administrative and research expenditures as well as an absorption of costs by other segments. Selling, general and administrative expenses as a percentage of net sales increased from 3.1% in the three months ended June 30, 2001 to 5.9% in the three months ended June 30, 2002.

      Huntington Alloys. Selling, general and administrative expenses decreased $0.8 million, or 23.1%, from $3.4 million in the three months ended June 30, 2001 to $2.6 million in the three months ended June 30, 2002 as a result of reduced sales, marketing and research expenditures as well as an absorption of costs by other segments. Selling, general and administrative expenses as a percentage of net sales decreased from 3.6% in the three months ended June 30, 2001 to 3.3% in the three months ended June 30, 2002.

      Wiggin Alloys. Selling, general and administrative expenses were $0.6 million in the three months ended June 30, 2001 and in the three months ended June 30, 2002. Selling, general and administrative expenses as a percentage of net sales increased from 1.5% in the three months ended June 30, 2001 to 1.6% in the three months ended June 30, 2002.

      Corporate. Selling, general and administrative expenses not allocated to an operating segment decreased $1.8 million from $3.1 million in the three months ended June 30, 2001 to $1.3 million in the three months ended June 30, 2002 as a result of reduced legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses.

OPERATING INCOME (LOSS).

      Premium Alloys. Operating income decreased $8.8 million, from $7.8 million in the three months ended June 30, 2001 to $(1.0) million in the three months ended June 30, 2002. Operating income as a percentage of net sales decreased from 16.8% in the three months ended June 30, 2001 to (4.7)% in the three months ended June 30, 2002.

      Huntington Alloys. Operating income (loss) increased $(0.6) million from $(1.7) million in the three months ended June 30, 2001 to $(2.3) million in the three months ended June 30, 2002. Operating income (loss) as a percentage of net sales increased from (1.7)% in the three months ended June 30, 2001 to (3.0)% in the three months ended June 30, 2002.

      Wiggin Alloys. Operating income increased $0.1 million from $1.4 million in the three months ended June 30, 2001 to $1.5 million in the three months ended June 30, 2002. Operating income as a percentage of net sales increased from 3.2% in the three months ended June 30, 2001 to 3.8% in the three months ended June 30, 2002.

INTEREST EXPENSE.

      Interest expense decreased $3.8 million, or 52.8%, from $7.2 million in the three months ended June 30, 2001 to $3.4 million in the three months ended June 30, 2002, primarily due to a decrease in indebtedness and interest rates, as well as the impact of not accruing interest on subordinated debt since the Chapter 11 filings.

OTHER EXPENSE (INCOME).

      Other income increased $0.7 million, from $(0.6) million in the three months ended June 30, 2001 to $(1.3) million in the three months ended June 30, 2002.

INCOME TAX EXPENSE (BENEFIT).

      Income tax expense (benefit) decreased $0.8 million from $(0.7) million in the three months ended June 30, 2001 to $0.1 million in the three months ended June 30, 2002, primarily due to the Company recording a valuation allowance on future income tax benefits related to losses of U.S. domestic operations.

NET INCOME (LOSS).

      Net loss increased $8.1 million from $(2.7) million in the three months ended June 30, 2001 to $(10.8) million in the three months ended June 30, 2002. Net loss as a percentage of net sales increased from (1.5)% in the three months ended June 30, 2001 to (7.7)% in the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001.

NET SALES.

      Premium Alloys. Net sales decreased $41.9 million, or 44.0%, from $95.2 million in the six months ended June 30, 2001 to $53.3 million in the six months ended June 30, 2002. A decrease in sales volume accounted for $(32.4) million of the above decrease and a decrease in average realized selling prices which accounted for $(9.5) million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and rolled nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

      Huntington Alloys. Net sales decreased $29.8 million, or 15.4%, from $193.4 million in the six months ended June 30, 2001 to $163.6 million in the six months ended June 30, 2002. A decrease in sales volume accounted for $(23.8) million of the above decrease and a decrease in average realized selling prices accounted for $(6.0) million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and ingot nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

      Wiggin Alloys. Net sales decreased $7.2 million, or 8.1%, from $89.2 million in the six months ended June 30, 2001 to $82.0 million in the six months ended June 30, 2002. A decrease in sales volume accounted for $(5.4) million of the above decrease and a decrease in average realized selling prices accounted for $(1.8) million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and forged bar nickel-based superalloy and special alloy products supplied to the commercial aerospace and thermal processing end-markets.

COST OF GOODS SOLD.

      Premium Alloys. Cost of goods sold decreased $31.5 million, or 39.7%, from $79.2 million in the six months ended June 30, 2001 to $47.7 million in the six months ended June 30, 2002. A decrease in material costs accounted for $(27.9) million of the above decrease and a decrease in manufacturing costs accounted for $(3.6) million. As a percentage of net sales, cost of goods sold increased from 83.2% in the six months ended June 30, 2001 to 89.5% in the six months ended June 30, 2002.

      Huntington Alloys. Cost of goods sold decreased $21.7 million, or 11.5%, from $189.2 million in the six months ended June 30, 2001 to $167.5 million in the six months ended June 30, 2002. A decrease in material costs accounted for $(20.0) million of the above decrease and a decrease in manufacturing costs accounted for $(1.7) million. As a percentage of net sales, cost of goods sold increased from 97.8% in the six months ended June 30, 2001 to 102.4% in the six months ended June 30, 2002, primarily as a result of reduced sales volume and selling prices as mentioned above.

      Wiggin Alloys. Cost of goods sold decreased $5.8 million, or 6.9%, from $84.6 million in the six months ended June 30, 2001 to $78.8 million in the six months ended June 30, 2002. A decrease in material costs accounted for $(6.7) million of the above decrease, offset by an increase in manufacturing costs which accounted for $0.9 million. As a percentage of net sales, cost of goods sold increased from 94.8% in the six months ended June 30, 2001 to 96.0% in the six months ended June 30, 2002, primarily as a result of reduced sales volume and selling prices as mentioned above.

      Corporate. Cost of goods sold not allocated to an operating segment increased $0.1 million, or 4.0%, from $2.9 million in the six months ended June 30, 2001 to $3.0 million in the six months ended June 30, 2002. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.

GROSS PROFIT (LOSS).

      Premium Alloys. Gross profit decreased $10.4 million, or 65.1%, from $16.0 million in the six months ended June 30, 2001 to $5.6 million in the six months ended June 30, 2002.

      Huntington Alloys. Gross profit (loss) decreased $8.1 million, or 192.3%, from $4.2 million in the six months ended June 30, 2001 to $(3.9) million in the six months ended June 30, 2002.

      Wiggin Alloys. Gross profit decreased $1.4 million, or 29.5%, from $4.6 million in the six months ended June 30, 2001 to $3.2 million in the six months ended June 30, 2002.

CHAPTER 11 REORGANIZATION AND RESTRUCTURING EXPENSES.

      Corporate. In connection with the Restructuring Proceedings, the Company recognized $4.8 million of Chapter 11 and administration related reorganization expenses in the six months ended June 30, 2002. These expenses consisted of legal, financial, advisory fees and fees incurred in connection with the debtor-in-possession financing.

SELLING, GENERAL AND ADMINISTRATIVE.

      Premium Alloys. Selling, general and administrative expenses decreased $0.4 million, or 18.4%, from $2.8 million in the six months ended June 30, 2001 to $2.4 million in the six months ended June 30, 2002 as a result of reduced sales, marketing, administrative and research expenditures as well as an absorption of costs by other segments. Selling, general and administrative expenses as a percentage of net sales increased from 3.0% in the six months ended June 30, 2001 to 4.4% in the six months ended June 30, 2002.

      Huntington Alloys. Selling, general and administrative expenses decreased $1.9 million, or 25.7%, from $7.2 million in the six months ended June 30, 2001 to $5.3 million in the six months ended June 30, 2002 as a result of reduced sales, marketing and research expenditures as well as an absorption of costs by other segments. Selling, general and administrative expenses as a percentage of net sales decreased from 3.7% in the six months ended June 30, 2001 to 3.2% in the six months ended June 30, 2002.

      Wiggin Alloys. Selling, general and administrative expenses increased $0.1 million, or 5.8%, from $1.2 million in the six months ended June 30, 2001 to $1.3 million in the six months ended June 30, 2002 as a result of increased sales and marketing expenditures and an absorption of costs from other segments. Selling, general and administrative expenses as a percentage of net sales increased from 1.4% in the six months ended June 30, 2001 to 1.6% in the six months ended June 30, 2002.

      Corporate. Selling, general and administrative expenses not allocated to an operating segment decreased $0.9 million from $4.4 million in the six months ended June 30, 2001 to $3.5 million in the six months ended June 30, 2002 as a result of reduced legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses.

OPERATING INCOME (LOSS).

      Premium Alloys. Operating income decreased $10.0 million, or 75.3%, from $13.2 million in the six months ended June 30, 2001 to $3.2 million in the six months ended June 30, 2002. Operating income as a percentage of net sales decreased from 13.8% in the six months ended June 30, 2001 to 6.1% in the six months ended June 30, 2002.

      Huntington Alloys. Operating income (loss) increased $(6.2) million from $(3.0) million in the six months ended June 30, 2001 to $(9.2) million in the six months ended June 30, 2002. Operating income (loss) as a percentage of net sales increased from (1.5)% in the six months ended June 30, 2001 to (5.6)% in the six months ended June 30, 2002.

      Wiggin Alloys. Operating income decreased $1.5 million, or 42.6%, from $3.4 million in the six months ended June 30, 2001 to $1.9 million in the six months ended June 30, 2002. Operating income as a percentage of net sales decreased from 3.8% in the six months ended June 30, 2001 to 2.4% in the six months ended June 30, 2002.

INTEREST EXPENSE.

      Interest expense decreased $6.4 million, or 43.8%, from $14.7 million in the six months ended June 31, 2001 to $8.3 million in the six months ended June 30, 2002, primarily due to a decrease in indebtedness and interest rates, as well as the impact of not accruing interest on subordinated debt since the Chapter 11 filings.

OTHER EXPENSE (INCOME).

      Other expense (income) increased $(1.6) million, from $1.2 million in the six months ended June 30, 2001 to $(0.4) million in the six months ended June 30, 2002.

INCOME TAX EXPENSE (BENEFIT).

      Income tax expense (benefit) decreased $2.4 million from $(2.2) million in the six months ended June 30, 2001 to $0.2 million in the six months ended June 30, 2002, primarily due to the Company recording a valuation allowance on future income tax benefits related to losses of U.S. domestic operations.

NET INCOME (LOSS).

      Net loss increased $16.8 million from $(6.5) million in the six months ended June 30, 2001 to $(23.3) million in the six months ended June 30, 2002. Net loss as a percentage of net sales increased from (1.7)% in the six months ended June 30, 2001 to (7.8)% in the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity needs arise primarily from capital investments, working capital requirements, and principal and interest payments on indebtedness. As a result of the Chapter 11 proceedings principal and certain interest payments have been deferred. The Company has historically met these liquidity requirements with funds generated from operations and from short-term and long-term debt financing (including borrowings from its principal stockholders). The Company's business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in the manufacturing process and compliance with environmental laws.

      Net cash provided by operating activities was $27.7 million and $45.6 million for the six months ended June 30, 2001 and 2002, respectively. Net cash provided by operating activities for the six months ended June 30, 2002 consisted primarily of a net loss of $23.3 million offset by depreciation and amortization expense of $20.4 million, charges for derivative and hedging activities of $1.6 million, Chapter 11 reorganization and restructuring items (net of payments) of $1.9 million and a decrease in working capital of $44.9 million, which included decreases in accounts receivable and inventory and an increase in accounts payable as a result of the Chapter 11 filings. Net cash provided by operating activities for the six months ended June 30, 2001 consisted primarily of a net loss of $6.5 million offset by depreciation and amortization expense of $20.5 million and a decrease in working capital of $12.8 million, which included decreases in accounts receivable and inventory.

      Capital expenditures were $2.1 million and $4.5 million for the six months ended June 30, 2001 and 2002, respectively.

      Before the Bankruptcy filings (as more fully discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to the Consolidated Financial Statements - Debtor-In-Possession Financing), the Company's principal sources of funds were
(i) funds generated from operations; and (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais New York Branch, as a lender and agent, and other financial institutions (as amended, the "Prepetition Credit Agreement"). Since the bankruptcy filing, the Company has generated sufficient cash to meet its liquidity needs (such funds received from the cash collateral at March 27, 2002 are deemed to be used to repay the Company's obligations under the Prepetition Credit Agreement and then reloaned to the Company, as described in more detail below). The Company and its U.S. subsidiaries also have entered into a Postpetition Credit Agreement with Credit Lyonnais New York Branch, as a lender and agent, and other financial institutions, which provides the Company and its U.S. subsidiaries with an additional source of funds.

      As of August 1, 2002, revolving credit loan availability under the DIP Credit Facility is $60 million (subject to compliance with a financial covenant concerning consolidated net cash flow) with a sublimit of $10 million available for letters of credit. The sublimit for letter of credit availability may be increased to $20 million with the consent of the lenders, upon request of the Company.

      Amounts outstanding under the Postpetition Credit Facility bear interest at a rate per annum equal to the prime rate charged by Credit Lyonnais New York Branch (the "Prime Rate") plus 2%, payable monthly. A commitment fee of 0.75% per annum on the unused portion of the total availability under the Postpetition Credit Agreement also is due monthly. The lender's commitment to make revolving credit loans under the Postpetition Credit Agreement terminate as of April 30, 2003.

      The Company's obligations under the Postpetition Credit Agreement are secured by valid and perfected first priority priming liens on substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of capital stock of certain foreign subsidiaries. The Postpetition Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, permit liens on its assets, guarantee indebtedness or enter into certain transactions with affiliates. The Postpetition Credit Agreement also requires the Company to satisfy certain financial tests relating to, among other things, the Company's minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"); consolidated revenue; asset coverage ratio; consolidated net cash flow; and receivables from foreign subsidiaries. As of August 14, 2002 the Company had approximately $55.9 million in cash available (subject to the covenant concerning consolidated net cash flow) and approximately $4.1 million in the form of letters of credit drawn against the availability of the Postpetition Credit Facility.

      The Company failed to satisfy the financial test related to consolidated revenue for the periods ending May 31 and June 30, 2002 and does not expect to meet its accumulated sales revenue covenant for July 31, 2002. The lenders under the Postpetition Credit Agreement granted the Company waivers of these technical defaults and have also granted the Company a prospective waiver with respect to the consolidated revenue covenant for the period ending July
31, 2002.

      As of June 30, 2002, the Company's total outstanding debt under the Prepetition Credit Agreement was $235.2 million, representing amounts outstanding on a Tranche A term loan, a Tranche B term loan, a revolving credit facility and obligations owed to Credit Lyonnais New York Branch in connection with the cancellation of interest rate swap agreements entered into in accordance with the Prepetition Credit Agreement (collectively, the "Prepetition Indebtedness"). The lenders under the Prepetition Credit Agreement consented to the grant of priming liens to the lenders under the Postpetition Credit Agreement. In consideration of such consent, the lenders of the Prepetition Credit Agreement requested and the Bankruptcy Court subsequently has ordered that all cash collateral of the Company and its U.S. subsidiaries at March 27, 2002 shall be applied to permanently reduce the Prepetition Indebtedness until repaid in full. The Court has further ordered in conjunction with the Postpetition Credit Agreement, that such borrowings be readvanced to the Company and its U.S. subsidiaries as deemed Postpetition loans (the "Deemed DIP Loans"). The Deemed DIP Loans share in the collateral allocated to the loans under the Postpetition Credit Agreement, although the Deemed DIP Loans are junior to the loans under the Postpetition Credit Agreement.

      Any Prepetition Indebtedness that is not paid and readvanced as a Deemed DIP Loan shall be paid interest monthly in arrears at the following rates: the London Interbank Offered Rate ("LIBOR") plus 3.25% for Prepetition Indebtedness in respect of the Tranche A term loan, the revolving credit facility, and the swap agreements with Credit Lyonnais New York Branch; and LIBOR plus 3.75% for Prepetition Indebtedness in respect of the Tranche B term loan. Any Deemed DIP Loans shall be paid interest monthly at the Prime Rate.

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

      The Company's obligations under the Subordinated Loan Agreement are unsecured and expressly subordinated to its obligations under the Postpetition Credit Agreement and the Prepetition Credit Agreement. Pursuant to a Debt Subordination Agreement entered into by SIMA and the Company for the benefit of the lenders under the Prepetition Credit Agreement the Company may not repay the Subordinated Term Loans until all amounts due under the Prepetition Credit Agreement have been paid. As a result of the Chapter 11 Bankruptcy filing, effective March 27, 2002 the Company has stopped accruing interest on its Subordinated Term Loans.

      The Company's Series A Convertible Preferred Stock ("Senior Preferred Stock") was issued October 28, 1998 and accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, (each, a "Dividend Payment Date"). For each of the Dividend Payment Dates from April 28, 2000 through July 28, 2001, the Company borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of Senior Preferred Stock with the proceeds of each loan. The Company has the right to defer payment of accumulated dividends and exercised this right with respect to all other Dividend Payment

Dates. As of June 30, 2002, the total amount of dividends accrued and unpaid was $13.9 million. Once the Company deferred payment of dividends for six quarterly dividend periods, in accordance with the terms of the Senior Preferred Stock, the number of directors constituting the Company's Board of Directors increased, and the holders of Senior Preferred Stock elected two individuals to fill the newly created directorships. As a result of the Chapter 11 Bankruptcy filing, effective March 27, 2002 the Company has stopped accruing dividends on its Senior Preferred Stock.

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

      As noted above, the Company expects that amounts under the Postpetition Credit Agreement and the Prepetition Credit Agreement (available to the Company as Deemed DIP Loans), cash and cash equivalents and cash flow from operations will be adequate to meet its anticipated operating requirements as it seeks to negotiate and formalize a plan of reorganization. See " - Forward Looking Statements."

BACKLOG

As of June 30, 2002, the Company's backlog orders aggregated approximately $191.7 million, compared to approximately $309.1 million at June 30, 2001. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at June 30, 2002 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.

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

      The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material, however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts settled in cash by approximately $110,730. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

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

      At June 30, 2002, the Company had approximately $302.1 million of variable rate long-term debt. As required by the terms of the Prepetition Credit Agreement, the Company had entered into two interest rate swap agreements. The first agreement had a notional amount of $48,750,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement had a notional amount of $48,750,000 through September 15, 2003 based on LIBOR at 5.76%. Net payments or receipts under the swap agreements were recorded as adjustments to interest expense. Under these agreements, the Company also made or received payments equal to the difference between fixed and variable interest rate payments on the notional amount. As a result of the voluntary filing by the Company of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, the Company was notified by Credit Lyonnais that its interest rate swap agreements would be terminated effective April 1, 2002. Pursuant to this early termination, the Company's settlement amount in respect of this termination for any unpaid amount in respect of the terminated transactions is $3.3 million. Amounts owed subject to cancellation of the respective interest rate swap agreements have been included in the Company's consolidated balance sheet as a component of Secured Debt in Default. A 1% fluctuation in interest rates would have changed future interest expense on the $302.1 million of debt by approximately $3.0 million.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on June 6, 2002 (the "Annual Meeting"). Holders of Common Stock were entitled to elect four Class II directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 12,541,685 of the 15,479,000 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the four persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders of the Company following the end of the Company's fiscal year ending December 31, 2004 and the number of votes cast for, against or withheld with respect to each person.

Name of Director                For             Withheld     Non-Votes
----------------                ---             --------     ---------
Carlos Luis Landin           12,514,991          26,694          --
Patrick Rothey               12,514,991          26,694          --
Leo G. Thompson              12,514,991          26,694          --
Antoine G. Treuille          12,514,991          26,694          --

Other directors whose terms of office continued after the Annual Meeting are as follows: T. Grant John, Francis P. Avanzi, Raymond F. Decker, Michel Hemonnot, Alain A. Honnart, Edward C. Hutcheson, Jr., Edouard Duval, and J. Landis Martin.

The following table sets forth the other matter which was submitted to the stockholders for approval at the Annual Meeting and the tabulation of the votes with respect to such matter.

Matter                                         For               Against             Abstentions            Non-Votes
------                                         ---               -------             -----------            ---------
Approval of Ernst & Young LLP as            12,533,405            5,500               2,780                    --
independent auditors for the Company
for the fiscal year ending
December 31, 2002.

ITEM 5. OTHER INFORMATION

(a) PRESS RELEASES

The Company issued a press release dated July 31, 2002 announcing that it failed to satisfy its June 30, 2002 cumulative sales revenue covenant contained in its Postpetition Credit Agreement but has obtained the agreement of its bank group to waive the technical default as of June 30, 2002 and the cumulative sales revenue covenant as of July 31, 2002.

The Company issued a press release dated July 1, 2002 announcing that it failed to satisfy its May 31, 2002 sales revenue covenant contained in its Postpetition Credit Agreement but has obtained the agreement of its bank group to waive the technical default.

(b) FORWARD-LOOKING STATEMENTS

Certain statements in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act. Such factors include the Company's possible inability to effect a plan of reorganization; the Company's ability to comply with the terms of its debtor-in-possession credit facility; the general effect of the Company's bankruptcy filing on its vendors, customers and other aspects of its business operations; economic slowdowns and recessions (especially in the aerospace industry, in which a substantial portion of the Company's customers are concentrated); the demand for the Company's products; the availability and pricing of raw materials used in the manufacture of the Company's products; the pricing of natural gas and electricity; changes in payment terms extended to the Company by its suppliers; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to evaluate, finance and integrate acquired businesses, products and companies into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.1  First Waiver to the Postpetition Credit Agreement dated as of June 28,
      2002.

10.2 First Amendment and Second Waiver to the Postpetition Credit Agreement dated as of July 29, 2002.

99.1 Certification by President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated August 1, 2002 announcing that it failed to satisfy its June 30, 2002 cumulative sales revenue covenant contained in its Postpetition Credit Agreement but has obtained the agreement of its bank group to waive the technical default as of June 30, 2002 and the cumulative sales revenue covenant as of July 31, 2002.

The Company filed a Current Report on Form 8-K dated July 2, 2002 announcing that it failed to satisfy its May 31, 2002 sales revenue covenant contained in its Postpetition Credit Agreement but has obtained the agreement of its bank group to waive the technical default.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIAL METALS CORPORATION


Date:    August 14, 2002        By: /s/   T. Grant John
                                    --------------------------------------------
                                    T. Grant John
                                    President
                                    (Principal Executive Officer)


Date:    August 14, 2002        By:  /s/   Dennis L. Wanlass
                                    --------------------------------------------
                                    Dennis L. Wanlass
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)