Form 10-Q
period 2002-09-30
SPECIAL METALS CORP
filed 2002-11-14
CIK 1028965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(mark one)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

                         Commission file No. 000-22029

                           SPECIAL METALS CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                 25-1445468
   -------------------------------           -------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)


                           4317 Middle Settlement Road
                             New Hartford, NY 13413
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (315) 798-2900
                           ----------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                           ----------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

As of November 1, 2002, there were 15,479,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                           SPECIAL METALS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX


                                                                            Page

Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of December 30,
           2001 and September 30, 2002                                          2

           Condensed Consolidated Statements of Operations and
           Accumulated Deficit for the three month and nine month
           periods ended September 30, 2001 and 2002                            3

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2001 and 2002                       4

           Notes to Condensed Consolidated Financial Statements                5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         34

Item 4.    Controls and Procedures                                            34

Part II.   Other Information

Item 1.    Legal Proceedings                                                  35

Item 2.    Changes in Securities and Use of Proceeds                          35

Item 3.    Defaults Upon Senior Securities                                    35

Item 4.    Submission of Matters to a Vote of Security Holders                35

Item 5.    Other Information                                                  35

Item 6.    Exhibits and Reports on Form 8-K                                   36

Signatures                                                                    37

Part I.    Financial Information

Item 1.    Financial Statements

                           Special Metals Corporation
                      Condensed Consolidated Balance Sheets
         (Unaudited - In thousands, except share and per share amounts)

                                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                                       2001            2002
                                                                                  -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 10,834         $  55,688
   Accounts receivable -- trade, less allowance for doubtful accounts
     of $3,555 and $4,106, respectively                                               146,836           117,429
   Inventories                                                                        250,582           229,399
   Prepaid expenses and other current assets                                            6,011             7,892
                                                                                     --------         ---------
Total current assets                                                                  414,263           410,408
Property, plant and equipment, net                                                    231,668           217,548
Non-competition agreement, net of accumulated amortization
   of $11,717 and $14,492, respectively                                                25,283            22,508
Pension benefits                                                                       10,019            12,719
Other assets                                                                           29,365            27,202
                                                                                     --------         ---------
Total assets                                                                         $710,598         $ 690,385
                                                                                     ========         =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                  $ 56,572         $  25,306
   Accrued liabilities                                                                 46,733            48,610
   Notes payable                                                                        8,539             5,569
   Subordinated notes payable to affiliate                                             66,352                --
   Current portion of long-term debt and capital lease obligations                    233,465               311
                                                                                     --------         ---------
Total current liabilities                                                             411,661            79,796
Long-term debt and capital lease obligations                                              936               856
Postretirement benefits obligation                                                    202,479                --
Pension benefit obligations                                                            48,779                --
Other long-term liabilities                                                            25,388             8,399
Liabilities subject to compromise                                                          --           615,843
Commitments and contingencies

Redeemable, convertible preferred stock, Series A, nonvoting, $0.01 par value,
10,000,000 shares authorized, 1,940,000
shares issued and outstanding                                                         109,094           110,881

Shareholders' equity (deficit):
   Common stock, $0.01 par value, 35,000,000 shares authorized,
     15,479,000 shares issued and outstanding                                             155               155
   Paid-in surplus                                                                     75,712            75,712
   Accumulated other comprehensive loss                                               (67,539)          (62,897)
   Accumulated deficit                                                                (96,067)         (138,360)
                                                                                     --------         ---------
Total shareholders' deficit                                                           (87,739)         (125,390)
                                                                                     --------         ---------
Total liabilities and shareholders' deficit                                          $710,598         $ 690,385
                                                                                     ========         =========

See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
               Condensed Consolidated Statements of Operations and
                              Accumulated Deficit
              (Unaudited - In thousands, except per share amounts)



                                                   THREE MONTHS ENDED SEPT. 30,           NINE MONTHS ENDED SEPT. 30,
                                                 -------------------------------        -------------------------------
                                                      2001             2002                  2001              2002
                                                 -------------    --------------        -------------     -------------

Net sales                                        $     181,198    $      124,123        $     559,038     $     423,006
Cost of goods sold                                     166,389           130,832              522,315           427,821
                                                 -------------    --------------        -------------     -------------
                                                        14,809            (6,709)              36,723            (4,815)

Selling, general and administrative expenses             7,329             5,640               22,905            18,088
Chapter 11 reorganization and restructuring
   expenses                                                 --             2,303                   --             7,066
                                                 -------------    --------------        -------------     -------------

Operating income (loss)                                  7,480           (14,652)              13,818           (29,969)

Interest expense                                         6,253             3,421               20,052            11,584
Other expense (income)                                  (1,045)           (8,873)                 201            (9,242)
                                                 -------------    --------------        -------------     -------------

Income (loss) before income taxes                        2,272            (9,200)              (6,435)          (32,311)

Income tax expense (benefit)                               512             8,032               (1,669)            8,194
                                                 -------------    --------------        -------------     -------------

Net income (loss)                                        1,760           (17,232)              (4,766)          (40,505)

Preferred stock dividends                                1,759                --                5,263             1,788
                                                 -------------    --------------        -------------     -------------

Net income (loss) attributable to
   common shareholders                                       1           (17,232)             (10,029)          (42,293)

Accumulated deficit:
Beginning of period                                    (43,451)         (121,128)             (33,421)          (96,067)
                                                 -------------    --------------        -------------     -------------

End of period                                    $     (43,450)   $     (138,360)       $     (43,450)    $    (138,360)
                                                 =============    ==============        =============     =============

Net income (loss) per share                      $        0.00    $        (1.11)       $       (0.65)    $       (2.73)
(Basic and Diluted)

Weighted average shares outstanding                     15,479            15,479               15,479            15,479
(Basic and Diluted)



See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In thousands)


                                                                                   NINE MONTHS ENDED SEPT. 30,
                                                                                  ------------------------------
                                                                                       2001             2002
                                                                                  -------------    -------------

OPERATING ACTIVITIES:
Net loss                                                                          $      (4,766)   $     (40,505)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                       30,624           30,480
     Provision for change in fair value of derivatives                                    2,430            1,079
     Reorganization and restructuring items                                                   -            7,066
     Less: Payments on reorganization and restructuring items                                 -           (3,806)
     Other adjustments and changes in assets and liabilities                             10,943           64,288
                                                                                  -------------    -------------
Net cash provided by operating activities                                                39,231           58,602

INVESTING ACTIVITIES:
Capital expenditures                                                                     (5,658)          (5,795)
Other                                                                                         5              434
                                                                                  -------------    -------------
Net cash used in investing activities                                                    (5,653)          (5,361)


FINANCING ACTIVITIES:
Repayment of term loans and other long-term debt                                        (28,679)          (3,542)
Proceeds from subordinated notes payable                                                  4,820                -
Financing and other deferred costs                                                       (1,228)               -
Payment of preferred stock dividends                                                     (4,820)               -
Payments on capital lease obligations                                                      (178)              (7)
                                                                                  -------------    -------------
Net cash used in financing activities                                                   (30,085)          (3,549)
Net effect of exchange rate changes on cash                                                  33           (4,838)
                                                                                  -------------    -------------
Net increase in cash and cash equivalents                                                 3,526           44,854

Cash and cash equivalents at beginning of period                                          8,574           10,834
                                                                                  -------------    -------------
Cash and cash equivalents at end of period                                        $      12,100    $      55,688
                                                                                  =============    =============


See accompanying notes to condensed consolidated financial statements.

                           Special Metals Corporation
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)



NOTE 1 -- VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

         On March 27, 2002 (the "Petition Date"), Special Metals Corporation (the "Company) and its operating subsidiaries in the United States (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 (herein referred to as the "Restructuring Proceedings") of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Kentucky in Lexington. The Company is now operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. The Company has entered into a debtor-in-possession credit facility (see Note 4 to the Consolidated Financial Statements - Debtor-In-Possession Financing). Continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the Company's ability to comply with the terms of its debtor-in-possession credit facility or obtain waivers of any defaults, the Company's ability to generate sufficient cash from operations and obtain other financing sources and future profitable operations. As in any bankruptcy, should no reorganization plan be approved, it is possible that the Company's assets may be liquidated. Pursuant to order of the Bankruptcy Court, through January 10, 2003 the Company's management has the exclusive right to present a Plan of Reorganization.

         As a result of the bankruptcy filing the Company's common stock was delisted from The Nasdaq Stock Market effective as of the opening of business on April 5, 2002.


NOTE 2 -- BASIS OF PRESENTATION

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

         Under Chapter 11 proceedings, actions initiated by creditors to collect claims in existence prior to the Petition Date are stayed ("deferred"), absent specific Court authorization to pay such claims, while the Company continues to operate its business without interruption as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Substantially all of the Debtor's prepetition secured debt is in default. The accompanying consolidated balance sheet as of September 30, 2002 reflects the classification of the Debtor's prepetition debt as a liability subject to compromise. The Company has received approval from the Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain employee benefits. The Company believes that provisions have been made in the accompanying consolidated financial statements for the potential claims that could be estimated at the date of these financial statements. The amount of the claims to be filed by creditors could be significantly different than the amount of liabilities recorded by the Company.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



         As a result of the Chapter 11 filings, effective March 27, 2002 the Company has stopped accruing interest on its Subordinated Debt and stopped accruing dividends on its Senior Preferred Stock. Total dividends on preferred stock of $3.7 million and interest on the Subordinated Debt of $1.0 million have not been reflected in the financial statements.

         As a result of the Chapter 11 filings, "Events of Default" as defined in the related debt agreements, have occurred with respect to substantially all of the Company's prepetition secured debt. The Company's prepetition secured and unsecured debt have been classified as liabilities subject to compromise in the consolidated balance sheets.

         Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to the Company's shareholders may be substantially altered. This may result in claims being settled in the Chapter 11 proceedings for amounts less than 100% of their face value. The equity of the Company's common and preferred shareholders may be substantially diluted or cancelled. Certain claims filed in the Chapter 11 proceedings may also be given higher priorities over others resulting in higher recovery in the Plan of Reorganization. In addition, the Company's prepetition creditors and shareholders, to the extent they are impaired under a proposed plan, will each have a vote in the Plan of Reorganization. The Company has not yet proposed a Plan of Reorganization. Due to inherent uncertainties in the bankruptcy process, it is not possible to determine, at this time, the additional amount of claims which may arise or ultimately be filed; to predict the length of time in which the Company will operate under the protection of Chapter 11; the outcome of the Chapter 11 proceedings in general; whether the Company will continue to operate under its current organizational structure; or the effect of the Restructuring Proceedings on the business of the Company or its subsidiaries and the interests of the various creditors and security holders.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         During the three month period ended September 30, 2002, the Company terminated the Huntington Alloys Cost of Living Adjustment Benefit Plan. As a result, other income for the three month and nine month periods ended September 30, 2002 includes a gain of approximately $7.4 million related to the elimination of this previously recorded liability.

         For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



NOTE 3 -- LIABILITIES SUBJECT TO COMPROMISE

         Pursuant to SOP 90-7, most of the liabilities of the Company which existed at the Petition Date have been classified as liabilities subject to compromise. Such liabilities have been reported separately on the consolidated balance sheet at the expected amount of the allowed claims. With the exception of the liabilities of the Company's non-US subsidiaries and certain liabilities related to employees and their benefits, all liabilities in existence at the filing date have been classified as liabilities subject to compromise and payments have been deferred. The Court has authorized payment of certain employee wages, employee benefits and limited other prepetition obligations in the amount of $13.7 million. Liabilities subject to compromise at September 30, 2002 were as follows:


                                                               SEPTEMBER 30,
                                                                  2002
                                                              --------------
                                                              (In thousands)

Postemployment healthcare and other insurance benefits          $207,200
Pension benefits                                                  38,564
Accounts payable                                                  45,826
Accrued liabilities                                                4,073
Secured debt                                                     236,282
Unsecured debt                                                    66,830
Workman's compensation and insurance claims                        8,268
Environmental liabilities                                          8,642
Other                                                                158
                                                                --------
                                                                $615,843
                                                                ========


NOTE 4 -- DEBTOR-IN-POSSESSION FINANCING

         In connection with the Restructuring Proceedings, on April 26, 2002 the Company entered into a $60 million debtor-in-possession ("DIP") Credit Facility from a bank group led by Credit Lyonnais, to supplement liquidity and fund operations during the reorganization process. The facility provides for a sublimit of $10 million for letters of credit.

         Amounts outstanding under the DIP Credit Facility bear interest at a rate per annum equal to the prime rate charged by Credit Lyonnais New York Branch plus 2%, payable monthly. A commitment fee of 0.75% per annum on the unused portion of the total availability under the DIP Credit Facility is also due monthly. The lenders' commitments to make revolving credit loans under the DIP Credit Facility terminate as of April 30, 2003.

         The terms of the DIP Credit Facility require the Company to satisfy certain financial tests as of each month end relating to, among other things, the Company's minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"); consolidated revenue; asset coverage ratio; consolidated net cash flow; and receivables from foreign subsidiaries.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



         As of November 14, 2002, the Company had no revolving credit loans and approximately $6.0 million in letters of credit outstanding under the DIP Credit Facility. Accordingly, the Company had approximately $54 million in revolving credit availability (subject to the consolidated net cash flow covenant).

         The Company failed to satisfy the financial test related to cumulative consolidated revenue for the periods ending May 31, June 30, July 31, August 31 and September 30, 2002. The DIP Credit Facility lenders granted the Company waivers of these technical defaults. The waiver with respect to the failure to satisfy the revenue covenant for the period ending September 30 continues through November 15, 2002 and remains subject to Bankruptcy Court approval. As of November 15, 2002, the Company expects to enter into an amendment to the terms of the DIP Credit Facility that will provide for, among other things, modified financial covenants; an increase in the letter of credit sublimit from $10 million to $15 million; and an extension of the termination date for the DIP Credit Facility from April 30, 2003 to May 31, 2003. As part of the consideration for the most recent waiver and the amendment, the Company expects to pay the lenders under its prepetition senior secured credit facility adequate protection payments totaling $25 million. The amendment and the adequate protection payments will be subject to Bankruptcy Court approval.



NOTE 5 -- DEBTOR'S FINANCIAL STATEMENTS

         The following unaudited condensed consolidated financial statements of the Debtors have been prepared on the same basis as the condensed consolidated financial statements and are presented below in accordance with SOP 90-7 (in thousands):


STATEMENT OF OPERATIONS

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                                           ------------------    ------------------

Net sales                                                       $ 91,821              $317,127
Cost of goods sold                                               100,379               327,487
                                                                --------              --------
                                                                  (8,558)              (10,360)

Selling, general and administrative expenses                       4,765                15,429
Chapter 11 reorganization and restructuring expenses               2,303                 7,066
                                                                --------              --------

Operating loss                                                   (15,626)              (32,855)

Interest expense                                                   2,556                 9,306
Interest income                                                      (59)                 (567)
Other income                                                      (7,941)               (7,959)
                                                                --------              --------

Loss before income taxes                                         (10,182)              (33,635)

Income tax expense                                                 7,426                 7,426
                                                                --------              --------
Net loss                                                        $(17,608)             $(41,061)
                                                                ========              ========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



NOTE 5 -- DEBTOR'S FINANCIAL STATEMENTS  (CONTINUED)

BALANCE SHEET

                                                               SEPTEMBER 30,
                                                                   2002
                                                               -------------
Current assets:
   Cash and cash equivalents                                    $  53,979
   Accounts receivable - trade, net                                64,973
   Intercompany receivable, net                                    25,657
   Inventories                                                    161,696
   Prepaid expenses and other current assets                       14,437
                                                                ---------
Total current assets                                              320,742
Property, plant and equipment, net                                189,887
Investments in non-debtor subsidiaries                             67,833
Non-competition agreement, net                                     22,508
Intercompany notes receivable                                      34,362
Other assets                                                       16,109
                                                                ---------
Total assets                                                    $ 651,441
                                                                =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                             $   8,653
   Intercompany payable                                             3,073
   Accrued liabilities                                             31,018
                                                                ---------
Total current liabilities                                          42,744
Other long-term liabilities                                           963
Liabilities subject to compromise                                 615,843

Redeemable convertible preferred stock                            110,881

Common stock                                                          155
Paid-in surplus                                                    75,712
Accumulated other comprehensive loss                              (53,733)
Accumulated deficit                                              (141,124)
                                                                ---------
Total shareholders' deficit                                      (118,990)
                                                                ---------
Total liabilities and shareholders' deficit                     $ 651,441
                                                                =========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



NOTE 5 -- DEBTOR'S FINANCIAL STATEMENTS  (CONTINUED)

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2002
                                                              ------------------
OPERATING ACTIVITIES:
Net loss                                                          $(41,061)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                  27,265
     Provision for change in fair value of derivatives                 777
     Reorganization and restructuring items                          7,066
     Less: Payments on reorganization and restructuring
           items                                                    (3,806)
     Other adjustments and changes in assets and
           liabilities                                              59,304
                                                                  --------
Net cash provided by operating activities                           49,545

INVESTING ACTIVITIES:
Capital expenditures                                                (3,768)
Other                                                                  434
                                                                  --------
Net cash used in investing activities                               (3,334)


FINANCING ACTIVITIES:
Repayment of term loans and other long-term debt                      (198)
                                                                  --------
Net cash used in financing activities                                 (198)
                                                                  --------
Net increase in cash and cash equivalents                           46,013

Cash and cash equivalents at beginning of period                     7,966
                                                                  --------
Cash and cash equivalents at end of period                        $ 53,979
                                                                  ========

\

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



NOTE 6 -- INVENTORIES

Inventories consist of the following (in thousands):

                                              DECEMBER 31,    SEPTEMBER 30,
                                                  2001             2002
                                              ------------    -------------
Raw materials and supplies                      $ 70,501        $ 66,534
Work-in-process                                  124,676         100,293
Finished goods                                    72,631          70,622
                                                --------        --------
                                                 267,808         237,449
Adjustment to LIFO cost                          (17,226)         (8,050)
                                                --------        --------
                                                $250,582        $229,399
                                                ========        ========



NOTE 7 -- BUSINESS SEGMENT INFORMATION

Segment information for the nine months ended September 30, 2001 and 2002 is as follows.

                                        PREMIUM        HUNTINGTON        WIGGIN
                                        ALLOYS           ALLOYS          ALLOYS         CORPORATE           TOTAL
                                        -------        ----------        ------         ---------           -----
                                                                   (In thousands)

2001
Sales to external customers             $141,764       $289,284        $127,990       $     --           $559,038
Intersegment sales                        16,639         30,080          12,506             --             59,225

Operating income (loss)                   21,310         (2,561)          5,505        (10,436)            13,818
Interest expense                                                                                          (20,052)
Other expense                                                                                                (201)
                                                                                                         --------
Loss before income taxes                                                                                  $(6,435)
                                                                                                         ========

2002
Sales to external customers             $ 72,485       $227,912        $122,609       $     --           $423,006
Intersegment sales                         7,880         29,757           5,691             --             43,328

Operating income (loss)                      975        (17,346)          2,747        (16,345)           (29,969)
Interest expense                                                                                          (11,584)
Other income                                                                                                9,242
                                                                                                         --------
Loss before income taxes                                                                                 $(32,311)
                                                                                                         ========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



NOTE 8 -- CONTINGENCIES

         VOLUNTARY REORGANIZATION UNDER CHAPTER 11

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Voluntary Reorganization Under Chapter 11 and Administration"

ENVIRONMENTAL MATTERS

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

         The Company's facilities have been used for industrial purposes for a substantial period and, over such time, these facilities have used substances or generated and disposed of wastes which are hazardous. The Company currently faces potential material environmental remediation liabilities in connection with certain sites at which the Company's wastes have been allegedly released or otherwise come to be located. At September 30, 2002, the Company had total reserves of approximately $8.9 million to cover future costs arising from known environmental liabilities for investigation, remediation and operation and maintenance of remediation systems, including costs relating to its own properties and to certain sites at which the Company's wastes have allegedly been identified. However, the Company's actual future expenditures for remediation of environmental conditions existing at its properties and at offsite waste-disposal locations cannot be conclusively determined at this time. Furthermore, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of remediation for which the Company may be liable, in whole or in part. Accordingly, it is possible that the Company could become subject to environmental liabilities in the future that could result in a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

         The Company's policy is to continually strive to improve environmental performance. From time to time, the Company may be subject to regulatory enforcement under various Environmental Laws, resolution of which typically involves the establishment of compliance programs and may involve the payment of penalties. The Company's 2002 capital budget provides $1.9 million for environmental protection and compliance matters. The Company incurred capital expenditures for environmental matters of $0.1 million during the nine months ended September 30, 2002. The Company does not expect future costs of compliance with currently enacted and proposed Environmental Laws in respect of known remediation to have a material impact on its liquidity and capital resources. However, changes in Environmental Laws which result in the imposition of stricter standards

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



or requirements or more rigorous enforcement of existing Environmental Laws could result in expenditures in excess of amounts estimated to be required for such matters.

         The following is a summary of the more significant environmental matters or proceedings in which the Company is currently involved:

         Asbestos Exposure Actions. Huntington Alloys, a domestic subsidiary of the Company ("Huntington"), is a co-defendant in various consolidated and unconsolidated actions by plaintiffs, including former employees of Huntington and former employees of contractors to Huntington, alleging exposure to asbestos at Huntington's West Virginia facility. Plaintiffs' counsel have also informed Huntington that they intend to add similar claims by additional plaintiffs. Insurance coverage is available for some of these proceedings. To date, no asbestos claims against Huntington have gone to trial, and as a result of the Bankruptcy filing all claims against Huntington have been stayed.

         Jurisdiction over all asbestos cases pending in the State of West Virginia has been transferred to the Mass Litigation Panel, a panel established by the West Virginia Supreme Court of Appeals to streamline the processes and procedures for resolving asbestos cases. Because the courts permitted Huntington to engage in only limited discovery with respect to the merits of the claims asserted against it, the Company is not able to reasonably estimate what the ultimate loss, if any, will be with respect to these matters. However, the damages sought by plaintiffs in these actions, if Huntington were required to pay them, could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



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

         Huntington NPDES. The Huntington West Virginia facility of Huntington has a National Pollutant Discharge Elimination System (NPDES) permit which includes stormwater discharged from the facility. The facilities current NPDES permit was issued July 16, 1999. This permit contains limits for fluoride and copper which the facility has difficulty meeting. The Company submitted a compliance plan for meeting the limits to the state Department of Environmental Protection ("DEP") on October 16, 1999. At this time, the state DEP is not seeking enforcement action.

         Pennsauken Landfill/Puchack Well Field. Huntington is a third-party defendant in a lawsuit filed in New Jersey Superior Court (the "Pennsauken Action"). The plaintiffs in the Pennsauken Action, the Township of Pennsauken and the Pennsauken Solid Waste Management Authority, filed the Pennsauken Action in 1991 against various defendants seeking to hold the defendants liable for the costs of remediation of the Pennsauken Landfill, the Puchack Well Field and/or surrounding areas. In September of 1999, two defendants in the Pennsauken Action filed a third-party complaint against numerous third-party defendants, one of which is Huntington. Several of the named third-party defendants, including Huntington, had previously been PRP's at the nearby Superfund site known as the Swope Oil Field. Huntington was a de minimis participant in the Swope Oil Field site and has, to date, paid less than $70,000 for its share of the remediation.

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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



         Wiggin Electrical Switchgear. The Company expects that the Hereford, England facility of Wiggin will need to institute a phased program over ten years to replace its electrical switchgear, including oil-filled manual direct switchgear, air breakers and all other oil-filled switchgear. A program to replace the oil-filled manual direct switches began in 2000 and was completed in 2002, at a cost of $0.8 million. The cost of a program to replace the remainder of the electrical switchgear is estimated to be approximately $4.6 million, to be incurred during the period from 2002 through 2009.

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

         Tremont City Landfill Site. The United States Environmental Protection Agency (the "EPA") has identified Huntington as one of several PRPs under CERCLA at the Tremont City Landfill Site in Clark County, Ohio. The EPA and a group of PRPs entered into an Administrative Order on Consent as of October 3, 2002 to perform a Remedial Investigation and Feasibility Study (RI/FS) focusing on the barrelfill portion of the site. Huntington is not a member of this group of PRPs. Huntington does not possess any records or information indicating that any of its wastes were ever transported to the site. Huntington's potential liability is premised on a reference in a facility customer list located by the EPA, although the EPA has attributed no waste volume to Huntington at this time. Huntington previously declined the EPA's request to perform or finance an RI/FS and has requested the EPA to consider an appropriate de micromis or de minimis settlement. The EPA has not yet responded to Huntington's request. At this time, it is not possible to provide a reasonable estimate of the ultimate cost of any work which may be required at the Tremont City Landfill Site, or Huntington's share, if any, of such costs. Though the Company does not believe it likely that its liabilities, if any, at the Tremont City Landfill Site will have a material adverse effect on the Company's business, results of operations, financial condition or cash flow, this possibility cannot be excluded.

         Wiggin Acid Spill. Wiggin received an Enforcement Notice issued by the U.K. Environmental Agency when dilute chromic acid was accidentally released to a local stream. An action plan of improvements aimed at preventing a reoccurrence has been submitted to the Agency and accepted subject to Wiggin providing quarterly updates. The Agency is unlikely to take further administrative action.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



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

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



NOTE 9 -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2001 and 2002:


                                                   THREE MONTHS ENDED SEPT. 30,      NINE MONTHS ENDED SEPT. 30,
                                                   ----------------------------      ---------------------------
                                                      2001              2002            2001             2002
                                                   ----------        ----------      ---------        ----------
                                                            (In thousands, except per share amounts)
Numerator:
   Net income (loss)                                 $ 1,760          $(17,232)       $ (4,766)        $(40,505)
   Preferred stock dividends                           1,759                --           5,263            1,788
                                                     -------          --------        --------         --------
   Numerator for basic earnings per share-
     income (loss) available to common
     shareholders                                          1           (17,232)        (10,029)         (42,293)

   Numerator for diluted earnings per share-
     income (loss) available to common
     shareholders                                    $     1          $(17,232)       $(10,029)        $(42,293)
                                                     =======          ========        ========         ========


Denominator:
   Denominator for basic earnings per share-
     weighted-average shares outstanding              15,479            15,479          15,479           15,479
   Denominator for diluted earnings per share-
     adjusted weighted-average shares                 15,479            15,479          15,479           15,479
                                                     =======          ========        ========         ========

Basic and Diluted earnings per share                 $  0.00          $  (1.11)       $  (0.65)        $  (2.73)
                                                     =======          ========        ========         ========


Potential common shares resulting from stock options and convertible preferred stock were excluded from the calculation of diluted earnings per share because their inclusion would have had an antidilutive effect on earnings per share.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



NOTE 10 -- COMPREHENSIVE LOSS

Comprehensive income (loss) for the three month and nine month periods ended September 30, 2001 and 2002 consisted of the following:

                                            THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                            ----------------------------       ---------------------------
                                                 2001           2002              2001             2002
                                            -------------    -----------       ----------       ----------
                                                    (In thousands)                    (In thousands)

Net income (loss)                              $1,760          $(17,232)       $(4,766)          $(40,505)
Change in fair value of derivative
   instruments                                   (688)           (1,309)        (1,590)               743
Change in foreign currency translation
   adjustment                                   1,340             1,835         (2,538)             3,899
                                               ------          --------        -------           --------
Comprehensive income (loss)                    $2,412          $(16,706)       $(8,894)          $(35,863)
                                               ======          ========        =======           ========


Accumulated other comprehensive loss consists of the following at December 31, 2001 and September 30, 2002:

                                                          2001         2002
                                                       ---------     ---------
                                                           (In thousands)
Minimum pension liability adjustment                   $(51,635)     $(51,635)
Fair value of derivative instruments                     (1,669)         (926)
Foreign currency translation adjustment                 (14,235)      (10,336)
                                                       --------      --------
Accumulated other comprehensive loss                   $(67,539)     $(62,897)
                                                       ========      ========

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



NOTE 11 -- FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

         During the quarter ended September 30, 2002, the Company recorded net losses in accumulated other comprehensive income of $1,438,000 for the change in fair value of derivatives designated as effective hedges. Additionally, losses of $129,000 were reclassified from accumulated other comprehensive income to earnings due to the cancelation or settlement of derivatives. The Company also recorded other income of $558,000 related to its other hedging instruments.


NOTE 12 -- GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") relating to business combinations completed prior to June 30, 2001. Under the provisions of the standard, intangible assets deemed to have indefinite lives and goodwill are no longer subject to amortization. All other intangible assets with finite lives will continue to be amortized over their remaining useful lives. Intangible assets and goodwill are also subject to annual impairment testing, or more frequently, should impairment indicators arise. As a result of this adoption, the Company reduced goodwill amortization expense by $73,350 for the nine month period ended September 30, 2002. The amount of unamortized goodwill as of September 30, 2002 was $2.5 million. During the second quarter of 2002, the Company completed the initial impairment review required by SFAS No. 142 and did not recognize any impairment losses as a result of this review.

         The following table provides comparative earnings and earnings per share data had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented.

                           Special Metals Corporation
        Notes To Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)



NOTE 12 -- GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)


                                                THREE MONTHS ENDED SEPT. 30,      NINE MONTHS ENDED SEPT. 30,
                                                ----------------------------      ---------------------------
                                                   2001              2002            2001             2002
                                                ----------        ----------      ----------       ----------
                                                         (In thousands, except per share amounts)
Reported net income (loss)                       $     1          $(17,232)        $(10,029)        $(42,293)
Add back: goodwill amortization,
   net of tax                                         24                 -               73                -
                                                 -------          --------         --------         --------

   Adjusted net income (loss)                         25           (17,232)          (9,956)         (42,293)

Weighted-average shares outstanding
(Basic and Diluted)                               15,479            15,479           15,479           15,479

Net income (loss) per share
(Basic and Diluted)
   Reported                                      $  0.00          $  (1.11)        $  (0.65)        $  (2.73)
   Adjusted                                         0.00                              (0.64)


NOTE 13 -- INCOME TAXES

         Income tax expense for the three month and nine month periods ended September 30, 2002 includes a provision of $7.4 million as a result of U.S. tax audits of domestic operations which are expected to partially eliminate a previous carryback claim and increase the net operating loss carryforward for which a valuation allowance is being provided.

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


OVERVIEW

VOLUNTARY REORGANIZATION UNDER CHAPTER 11 AND ADMINISTRATION

         On March 27, 2002 (the "Petition Date"), the Company and its operating subsidiaries in the United States (collectively, the "Debtors"), filed voluntary petitions for reorganization under Chapter 11 (herein referred to as the "Restructuring Proceedings") of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of Kentucky in Lexington. The Company is now operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. The Company has entered into the DIP Credit Facility (See Note 4 to the Consolidated Financial Statements - Debtor-In-Possession Financing). Continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, the Company's ability to comply with the terms of its debtor-in-possession credit facility or obtain waivers of any defaults, the Company's ability to generate sufficient cash from operations and obtain other financing sources and future profitable operations. As in any bankruptcy, should no reorganization plan be approved, it is possible that the Company's assets may be liquidated. Pursuant to order of the Bankruptcy Court, through January 10, 2003 the Company's management has the exclusive right to present a Plan of Reorganization.

         In response to this situation and in order to ensure the Company's ability to continue as a going concern, management's plans include the following:

         Preparation and confirmation of a Plan of Reorganization which includes a restructuring of the capital structure of the balance sheet.

         The Company is in the process of implementing a corporate restructuring program and reducing salaried employment levels as part of its current effort to reduce costs. During 2002 the Company has identified approximately 175 salaried positions to be eliminated, with a projected annual savings of $8.5 million. The Company projects total severance costs of approximately $2.3 million related to this restructuring program.

         Capital expenditures which are not deemed critical to ongoing operations will be deferred and strategies will be implemented to improve working capital management, particularly related to inventory.

         As of November 15, 2002, the Company expects to enter into an amendment to the terms of the DIP Credit Facility that will provide for, among other things, modified financial covenants; an increase in the letter of credit sublimit from $10 million to $15 million; and an extension of the termination date for the DIP Credit Facility from April 30, 2003 to May 31, 2003. (See Note 4 to the Consolidated Financial Statements - Debtor-In-Possession Financing).

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

         Net Sales. For the nine months ended September 30, 2002, the Premium Alloys Division, the Huntington Alloys Division, and the Wiggin Alloys Division accounted for 17.1%, 53.9%, and 29.0%, respectively, of the Company's net sales of $423.0 million. Net sales include sales of the Company's high-performance nickel-based alloy, superalloy, and special alloy products, as well as revenue earned from toll conversion. Sales of the Company's products are made under conventional purchase orders, one-year supply contracts, long-term firm price contracts and indexed price contracts. Long-term firm price and indexed price contracts have become more prevalent in the superalloy industry because jet engine manufacturers are required to provide firm price quotations to airlines for jet engines to be delivered several years into the future. To the extent that it has entered into long-term agreements, the Company has sought pricing terms which are either indexed or otherwise accommodate changes in product and raw material markets.

         Export sales represent a significant portion of the Company's business. During the nine months ended September 30, 2002, sales by domestic businesses of the Company to purchasers outside of the United States totaled 13% of the Company's total net sales.

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

         The Company consumes large amounts of electricity and natural gas in the manufacture of its products. The prices for electricity, natural gas, and other energy resources are subject to market conditions and may be volatile. The Company from time to time locks in prices in connection with its natural gas requirements. Increases in the cost of such resources may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. See "-- Forward Looking Statements."

         The Company's superalloy and special alloy products are comprised of varying amounts of nickel and nickel-bearing scrap (often representing 50% or greater). Therefore, product costs are impacted more by the supply and price of nickel and nickel-bearing scrap than by other materials. The price the Company pays for nickel is usually based upon quoted prices on the London Metals Exchange (the "LME") plus a premium due to quality, location, and volume purchased. Certain of the Company's long-term agreements, referred to as indexed price sales contracts, provide for certain price adjustments to reflect changes in the price of raw materials, principally nickel. Most of the Company's product sales are made, and are expected to be made in the future, under firm price contracts which do not provide for raw material price adjustments. In an attempt to mitigate the risks associated with raw material price fluctuations and to match raw material purchases with firm price product contracts, the Company often enters into forward contracts to manage its exposure to changes in nickel prices and also enters into contracts for the purchase of scrap with customers. As a result, in the short term, changes in the prices of raw materials do not necessarily impact the current period revenue and cost of sales. In the past, a substantial majority of the nickel forward contracts resulted in the Company taking possession of the inventory; however, certain of these contracts are settled in cash. The Company is transitioning hedging its entire nickel buy forwards using financial hedges which does not include taking possession of the inventory. For the nickel forward contracts settled in cash, the Company makes or receives payment equal to the net change in value of the contract at its maturity. Substantially all contracts are designated as hedges of the Company's firm sales commitments, are timed to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in nickel prices during that cycle. At September 30, 2002, the Company had open purchase contracts with a notional principal value of approximately $34.5 million. The fair value of the material covered by these contracts, based on the September 30, 2002 price quoted on the LME, was approximately $34.5 million. Unrealized gains and losses on the contracts which have been designated as effective hedges on firm sales commitments have been deferred.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses represent costs associated with sales and marketing, research and development, legal expenses, and general corporate administration.

         Certain freight and handling costs have been reclassed among net sales, cost of goods sold and selling, general and administrative expenses for the three month and nine month periods ended September 30, 2001. This reclassification was recorded in order to be consistent with the terms of EITF 00-10 regarding the classification of freight and handling costs.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales.

                                     THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                     ----------------------------     ---------------------------
                                         2001             2002           2001              2002
                                     -----------       ----------     ----------        ---------

Net sales                               100.0%             100.0%       100.0%            100.0%
Costs of goods sold                      91.8              105.4         93.4             101.1
                                        -----              -----        -----             -----
Gross profit (loss)                       8.2               (5.4)         6.6              (1.1)
Selling, general and
   administrative expenses                4.0                4.5          4.1               4.3
Chapter 11 reorganization and
   restructuring expenses                 0.0                1.9          0.0               1.7
                                        -----              -----        -----             -----
Operating income (loss)                   4.2              (11.8)         2.5              (7.1)
Interest expense                          3.4                2.7          3.6               2.7
Other expense (income)                   (0.5)              (7.1)         0.1              (2.1)
                                        -----              -----        -----             -----
Income (loss) before income taxes         1.3               (7.4)        (1.2)             (7.7)
Income tax expense (benefit)              0.3                6.4         (0.3)              1.9
                                        -----              -----        -----             -----
Net loss                                  1.0%             (13.8)%       (0.9)%            (9.6)%
                                        =====              =====        =====             =====




THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001.

NET SALES.

         Premium Alloys. Net sales decreased $27.4 million, or 58.8%, from $46.6 million in the three months ended September 30, 2001 to $19.2 million in the three months ended September 30, 2002. A decrease in sales volume accounted for $(39.2) million of the above decrease, offset by an increase in average realized selling prices which accounted for $11.8 million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and rolled nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

         Huntington Alloys. Net sales decreased $31.6 million, or 32.9%, from $95.9 million in the three months ended September 30, 2001 to $64.3 million in the three months ended September 30, 2002. A decrease in sales volume accounted for $(18.2) million of the above decrease and a decrease in average realized selling prices accounted for $(13.4) million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and ingot nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

         Wiggin Alloys. Net sales increased $1.9 million, or 4.8%, from $38.7 million in the three months ended September 30, 2001 to $40.6 million in the three months ended September 30, 2002. An increase in sales volume accounted for $2.7 million of the above increase, offset by a decrease in average realized selling prices which accounted for $(0.8) million. This increase in sales volume is primarily attributable to an increase in demand for wire rod and tube products, offset by a reduction in demand for billet and forged bar nickel based alloy supplied to the commercial aerospace market.

COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold decreased $16.9 million, or 45.2%, from $37.2 million in the three months ended September 30, 2001 to $20.3 million in the three months ended September 30, 2002. A decrease in material costs accounted for $(13.5) million of the above decrease and a decrease in manufacturing costs accounted for $(3.4) million. As a percentage of net sales, cost of goods sold increased from 79.8% in the three months ended September 30, 2001 to 106.1% in the three months ended September 30, 2002, due to fixed costs being absorbed over a significantly smaller volume of sales.

         Huntington Alloys. Cost of goods sold decreased $21.9 million, or 23.9%, from $91.7 million in the three months ended September 30, 2001 to $69.8 million in the three months ended September 30, 2002. A decrease in material costs accounted for $(13.8) million of the above decrease and a decrease in manufacturing costs accounted for $(8.1) million. As a percentage of net sales, cost of goods sold increased from 95.7% in the three months ended September 30, 2001 to 108.5% in the three months ended September 30, 2002, primarily as a result of reduced sales volume and selling prices as mentioned above.

         Wiggin Alloys. Cost of goods sold increased $3.2 million, or 8.8%, from $35.9 million in the three months ended September 30, 2001 to $39.1 million in the three months ended September 30, 2002. A increase in material costs accounted for $1.5 million of the above increase and an increase in manufacturing costs accounted for $1.7 million. As a percentage of net sales, cost of goods sold increased from 92.8% in the three months ended September 30, 2001 to 96.4% in the three months ended September 30, 2002.

         Corporate. Cost of goods sold not allocated to an operating segment were $1.6 million in the three months ended September 30, 2001 and $1.5 million in the three months ended September 30, 2002. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.


GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit decreased $10.5 million, or 112.4%, from $9.4 million in the three months ended September 30, 2001 to $(1.1) million in the three months ended September 30, 2002.

         Huntington Alloys. Gross profit decreased $9.7 million, from $4.2 million in the three months ended September 30, 2001 to $(5.5) million in the three months ended September 30, 2002.

         Wiggin Alloys. Gross profit decreased $1.3 million, or 47.6%, from $2.8 million in the three months ended September 30, 2001 to $1.5 million in the three months ended September 30, 2002.


CHAPTER 11 REORGANIZATION AND RESTRUCTURING EXPENSES.

         Corporate. In connection with the Restructuring Proceedings, the Company recognized $2.3 million of Chapter 11 and administration related reorganization expenses in the three months ended September 30, 2002. These expenses consisted of legal, financial, advisory fees and fees incurred in connection with the debtor-in-possession financing.

SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $0.1 million, or 6.5%, from $1.3 million in the three months ended September 30, 2001 to $1.2 million in the three months ended September 30, 2002 as a result of reduced sales, marketing, administrative and research expenditures. Selling, general and administrative expenses as a percentage of net sales increased from 2.7% in the three months ended September 30, 2001 to 6.0% in the three months ended September 30, 2002.

         Huntington Alloys. Selling, general and administrative expenses decreased $1.2 million, or 30.6%, from $3.8 million in the three months ended September 30, 2001 to $2.6 million in the three months ended September 30, 2002 as a result of reduced sales, marketing and research expenditures as well as an absorption of costs by other segments. Selling, general and administrative expenses as a percentage of net sales increased from 4.0% in the three months ended September 30, 2001 to 4.1% in the three months ended September 30, 2002.

         Wiggin Alloys. Selling, general and administrative expenses were $0.7 million in the three months ended September 30, 2001 and in the three months ended September 30, 2002. Selling, general and administrative expenses as a percentage of net sales were 1.6% in the three months ended September 30, 2001 and in the three months ended September 30, 2002.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment decreased $0.3 million from $1.5 million in the three months ended September 30, 2001 to $1.2 million in the three months ended September 30, 2002 as a result of reduced legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses, offset by an absorption of costs from other segments.


OPERATING INCOME (LOSS).

         Premium Alloys. Operating income decreased $10.4 million, from $8.1 million in the three months ended September 30, 2001 to $(2.3) million in the three months ended September 30, 2002. Operating income as a percentage of net sales decreased from 17.5% in the three months ended September 30, 2001 to (12.1)% in the three months ended September 30, 2002.

         Huntington Alloys. Operating income decreased $8.5 million from $0.4 million in the three months ended September 30, 2001 to $(8.1) million in the three months ended September 30, 2002. Operating income (loss) as a percentage of net sales decreased from 0.4% in the three months ended September 30, 2001 to (12.6)% in the three months ended September 30, 2002.

         Wiggin Alloys. Operating income decreased $1.3 million from $2.1 million in the three months ended September 30, 2001 to $0.8 million in the three months ended September 30, 2002. Operating income as a percentage of net sales decreased from 5.5% in the three months ended September 30, 2001 to 2.0% in the three months ended September 30, 2002.


INTEREST EXPENSE.

         Interest expense decreased $2.9 million, or 45.3%, from $6.3 million in the three months ended September 30, 2001 to $3.4 million in the three months ended September 30, 2002, primarily due to a decrease in indebtedness and interest rates, as well as the impact of not accruing interest on subordinated debt since the Chapter 11 filings.

OTHER EXPENSE (INCOME).

         Other income increased $7.9 million, from $(1.0) million in the three months ended September 30, 2001 to $(8.9) million in the three months ended September 30, 2002. This primarily relates to the elimination of the Huntington Alloys Cost of Living Adjustment Benefit Plan. The elimination of this benefit plan resulted in the Company recording a gain of approximately $7.4 million.


INCOME TAX EXPENSE (BENEFIT).

         Income tax expense increased $7.5 million from $0.5 million in the three months ended September 30, 2001 to $8.0 million in the three months ended September 30, 2002, primarily as a result of recent tax audits of U.S. domestic operations which partially eliminates a previous carryback claim and increases the net operating loss carryforward for which a valuation allowance is being recorded.

NET INCOME (LOSS).

         Net loss increased $19.0 million from $1.8 million in the three months ended September 30, 2001 to $(17.2) million in the three months ended September 30, 2002. Net loss as a percentage of net sales increased from 1.0% in the three months ended September 30, 2001 to (13.9)% in the three months ended September 30, 2002.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001.

NET SALES.

         Premium Alloys. Net sales decreased $69.3 million, or 48.9%, from $141.8 million in the nine months ended September 30, 2001 to $72.5 million in the nine months ended September 30, 2002. A decrease in sales volume accounted for $(53.6) million of the above decrease and a decrease in average realized selling prices accounted for $(15.7) million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and rolled nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

         Huntington Alloys. Net sales decreased $61.4 million, or 21.2%, from $289.3 million in the nine months ended September 30, 2001 to $227.9 million in the nine months ended September 30, 2002. A decrease in sales volume accounted for $(42.1) million of the above decrease and a decrease in average realized selling prices accounted for $(19.3) million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and ingot nickel-based superalloy and special alloy products supplied to the commercial aerospace and land-based power generation end-markets.

         Wiggin Alloys. Net sales decreased $5.3 million, or 4.2%, from $127.9 million in the nine months ended September 30, 2001 to $122.6 million in the nine months ended September 30, 2002. A decrease in sales volume accounted for $(2.7) million of the above decrease and a decrease in average realized selling prices accounted for $(2.6) million. This decrease in sales volume is primarily attributable to a significant reduction in demand for billet and forged bar nickel-based superalloy and special alloy products supplied to the commercial aerospace and thermal processing end-markets.


COST OF GOODS SOLD.

         Premium Alloys. Cost of goods sold decreased $48.4 million, or 41.5%, from $116.4 million in the nine months ended September 30, 2001 to $68.0 million in the nine months ended September 30, 2002. A decrease in material costs accounted for $(38.7) million of the above decrease and a decrease in manufacturing costs accounted for $(9.7) million. As a percentage of net sales, cost of goods sold increased from 82.1% in the nine months ended September 30, 2001 to 93.8% in the nine months ended September 30, 2002.

         Huntington Alloys. Cost of goods sold decreased $43.6 million, or 15.5%, from $280.9 million in the nine months ended September 30, 2001 to $237.3 million in the nine months ended September 30, 2002. A decrease in material costs accounted for $(33.8) million of the above decrease and a decrease in manufacturing costs accounted for $(9.8) million. As a percentage of net sales, cost of goods sold increased from 97.1% in the nine months ended September 30, 2001 to 104.1% in the nine months ended September 30, 2002, primarily as a result of reduced sales volume and selling prices as mentioned above.

         Wiggin Alloys. Cost of goods sold decreased $2.6 million, or 2.2%, from $120.5 million in the nine months ended September 30, 2001 to $117.9 million in the nine months ended September 30, 2002. A decrease in material costs accounted for $(5.2) million of the above decrease, offset by an increase in manufacturing costs which accounted for $2.6 million. As a percentage of net sales, cost of goods sold increased from 94.2% in the nine months ended September 30, 2001 to 96.2% in the nine months ended September 30, 2002, primarily as a result of reduced sales volume and selling prices as mentioned above.

         Corporate. Cost of goods sold not allocated to an operating segment were $4.5 million in the nine months ended September 30, 2001 and in the nine months ended September 30, 2002. Cost of goods sold included in this category consists principally of the amortization of deferred financing costs and amortization of the covenant not to compete and certain other costs associated with the IAI Acquisition.


GROSS PROFIT (LOSS).

         Premium Alloys. Gross profit decreased $20.9 million, or 82.4%, from $25.4 million in the nine months ended September 30, 2001 to $4.5 million in the nine months ended September 30, 2002.

         Huntington Alloys. Gross profit (loss) decreased $17.8 million, from $8.4 million in the nine months ended September 30, 2001 to $(9.4) million in the nine months ended September 30, 2002.

         Wiggin Alloys. Gross profit decreased $2.7 million, or 36.3%, from $7.4 million in the nine months ended September 30, 2001 to $4.7 million in the nine months ended September 30, 2002.


CHAPTER 11 REORGANIZATION AND RESTRUCTURING EXPENSES.

         Corporate. In connection with the Restructuring Proceedings, the Company recognized $7.1 million of Chapter 11 and administration related reorganization expenses in the nine months ended September 30, 2002. These expenses consisted of legal, financial and advisory fees. These expenses consisted of legal, financial, advisory fees and fees incurred in connection with the debtor-in-possession financing.


SELLING, GENERAL AND ADMINISTRATIVE.

         Premium Alloys. Selling, general and administrative expenses decreased $0.5 million, or 14.8%, from $4.1 million in the nine months ended September 30, 2001 to $3.6 million in the nine months ended September 30, 2002 as a result of reduced sales, marketing, administrative and research expenditures. Selling, general and administrative expenses as a percentage of net sales increased from 2.9% in the nine months ended September 30, 2001 to 4.8% in the nine months ended September 30, 2002.

         Huntington Alloys. Selling, general and administrative expenses decreased $3.1 million, or 27.5%, from $11.0 million in the nine months ended September 30, 2001 to $7.9 million in the nine months ended September 30, 2002 as a result of reduced sales, marketing and research expenditures as well as an absorption of costs by other segments. Selling, general and administrative expenses as a percentage of net sales decreased from 3.8% in the nine months ended September 30, 2001 to 3.5% in the nine months ended September 30, 2002.

         Wiggin Alloys. Selling, general and administrative expenses increased $0.1 million, or 3.9%, from $1.9 million in the nine months ended September 30, 2001 to $2.0 million in the nine months ended September 30, 2002 as a result of increased sales and marketing expenditures and an absorption of costs from other segments. Selling, general and administrative expenses as a percentage of net sales increased from 1.5% in the nine months ended September 30, 2001 to 1.6% in the nine months ended September 30, 2002.

         Corporate. Selling, general and administrative expenses not allocated to an operating segment decreased $1.2 million from $5.9 million in the nine months ended September 30, 2001 to $4.7 million in the nine months ended September 30, 2002 as a result of reduced legal expenditures associated with the Company's lawsuit against Inco and certain other administrative expenses, offset by an absorption of costs from other segments.


OPERATING INCOME (LOSS).

         Premium Alloys. Operating income decreased $20.4 million, or 95.4%, from $21.3 million in the nine months ended September 30, 2001 to $0.9 million in the nine months ended September 30, 2002. Operating income as a percentage of net sales decreased from 15.0% in the nine months ended September 30, 2001 to 1.3% in the nine months ended September 30, 2002.

         Huntington Alloys. Operating income (loss) increased $(14.7) million from $(2.6) million in the nine months ended September 30, 2001 to $(17.3) million in the nine months ended September 30, 2002. Operating income (loss) as a percentage of net sales increased from (0.9)% in the nine months ended September 30, 2001 to (7.6)% in the nine months ended September 30, 2002.

         Wiggin Alloys. Operating income decreased $2.8 million, or 50.1%, from $5.5 million in the nine months ended September 30, 2001 to $2.7 million in the nine months ended September 30, 2002. Operating income as a percentage of net sales decreased from 4.3% in the nine months ended September 30, 2001 to 2.2% in the nine months ended September 30, 2002.


INTEREST EXPENSE.

         Interest expense decreased $8.5 million, or 42.2%, from $20.1 million in the nine months ended September 31, 2001 to $11.6 million in the nine months ended September 30, 2002, primarily due to a decrease in indebtedness and interest rates, as well as the impact of not accruing interest on subordinated debt since the Chapter 11 filings.


OTHER EXPENSE (INCOME).

         Other expense (income) increased $(9.4) million, from $0.2 million in the nine months ended September 30, 2001 to $(9.2) million in the nine months ended September 30, 2002. This primarily relates to the elimination of the Huntington Alloys Cost of Living Adjustment Benefit Plan. The elimination of this benefit plan resulted in the Company recording a gain of approximately $7.4 million.


INCOME TAX EXPENSE (BENEFIT).

         Income tax expense (benefit) increased $9.9 million from $(1.7) million in the nine months ended September 30, 2001 to $8.2 million in the nine months ended September 30, 2002, primarily as a result of recent tax audits of U.S. domestic operations which partially eliminates a previous carryback claim and increases the net operating loss carryforward for which a valuation allowance is being recorded.

NET INCOME (LOSS).

         Net loss increased $35.7 million from $(4.8) million in the nine months ended September 30, 2001 to $(40.5) million in the nine months ended September 30, 2002. Net loss as a percentage of net sales increased from (0.9)% in the nine months ended September 30, 2001 to (9.6)% in the nine months ended September 30, 2002.


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

         Net cash provided by operating activities was $39.2 million and $58.6 million for the nine months ended September 30, 2001 and 2002, respectively. Net cash provided by operating activities for the nine months ended September 30, 2002 consisted primarily of a net loss of $40.5 million offset by depreciation and amortization expense of $30.5 million, charges for derivative and hedging activities of $1.1 million, Chapter 11 reorganization and restructuring items (net of payments) of $3.3 million and a decrease in working capital of $64.3 million, which included decreases in accounts receivable, inventory and accounts payable, offset by increases in accrued and pension liabilities. Net cash provided by operating activities for the nine months ended September 30, 2001 consisted primarily of a net loss of $4.8 million offset by depreciation and amortization expense of $30.6 million, charges for derivative and hedging activities of $2.4 million and a decrease in working capital of $10.9 million, which included decreases in accounts receivable and inventory.

         Capital expenditures were $5.7 million and $5.8 million for the nine months ended September 30, 2001 and 2002, respectively.

         Before the Bankruptcy filings (as more fully discussed in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to the Consolidated Financial Statements -- Debtor-In-Possession Financing), the Company's principal sources of funds were
(i) funds generated from operations; and (ii) borrowings under the Company's Senior Secured Credit Agreement with Credit Lyonnais New York Branch, as a lender and agent, and other financial institutions (as amended, the "Prepetition Credit Agreement"). Since the bankruptcy filing, the Company has generated sufficient cash to meet its liquidity needs (such funds received from the cash collateral at March 27, 2002 are deemed to be used to repay the Company's obligations under the Prepetition Credit Agreement and then reloaned to the Company, as described in more detail below). The Company and its U.S. subsidiaries also have entered into a Postpetition Credit Agreement, evidencing the $60 million DIP Credit Facility, with Credit Lyonnais New York Branch, as a lender and agent, and other financial institutions, which provides the Company and its U.S. subsidiaries with an additional source of funds. The DIP Credit Facility also provides for a sublimit of $10 million for letters of credit.

         Amounts outstanding under the DIP Credit Facility bear interest at a rate per annum equal to the prime rate charged by Credit Lyonnais New York Branch (the "Prime Rate") plus 2%, payable monthly. A commitment fee of 0.75% per annum on the unused portion of the total availability under the DIP Credit Facility also is due monthly. The lender's commitment to make revolving credit loans under the DIP Credit Facility terminate as of April 30, 2003.

         The Company's obligations under the Postpetition Credit Agreement are secured by valid and perfected first priority priming liens on substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of capital stock of certain foreign subsidiaries. The Postpetition Credit Agreement also contains covenants restricting the ability of the Company to, among other things, make certain restricted payments, permit liens on its assets, guarantee indebtedness or enter into certain transactions with affiliates. The Postpetition Credit Agreement also requires the Company to satisfy certain financial tests relating to, among other things, the Company's minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"); consolidated revenue; asset coverage ratio; consolidated net cash flow; and receivables from foreign subsidiaries. As of November 14, 2002 the Company had no revolving credit loans and approximately $6 million in letters of credit outstanding under the DIP Credit Facility. Accordingly, the Company had approximately $54 million of revolving credit availability (subject to the consolidated net cash flow covenant).

         The Company failed to satisfy the financial test related to cumulative consolidated revenue for the periods ending May 31, June 30, July 31, August 31 and September 30, 2002. The DIP Credit Facility lenders granted the Company waivers of these technical defaults. The waiver with respect to the failure to satisfy the revenue covenant for the period ending September 30 continues through November 15, 2002 and remains subject to Bankruptcy Court approval. As of November 15, 2002, the Company expects to enter into an amendment to the terms of the DIP Credit Facility that will provide for, among other things, modified financial covenants; an increase in the letter of credit sublimit from $10 million to $15 million; and an extension of the termination date for the DIP Credit Facility from April 30, 2003 to May 31, 2003. As part of the consideration for the most recent waiver and the amendment, the Company expects to pay the lenders under its prepetition senior secured credit facility adequate protection payments totaling $25 million. The amendment and the adequate protection payments will be subject to Bankruptcy Court approval.

         At the time that the Company obtained the DIP Credit Facility, the lenders under the Prepetition Credit Agreement consented to the grant of priming liens to the lenders under the Postpetition Credit Agreement. In consideration of such consent, the lenders of the Prepetition Credit Agreement requested and the Bankruptcy Court subsequently ordered that all cash collateral, as collected or monetized, of the Company and its U.S. subsidiaries at March 27, 2002 shall be applied to permanently reduce the indebtedness under the Prepetition Credit Agreement until repaid in full. The Bankruptcy Court further ordered in conjunction with the Postpetition Credit Agreement, that such borrowings be readvanced to the Company and its U.S. subsidiaries as deemed postpetition loans (the "Deemed DIP Loans"). The Deemed DIP Loans share in the collateral allocated to the loans under the Postpetition Credit Agreement, although the Deemed DIP Loans are junior to the loans under the Postpetition Credit Agreement. As of September 30, 2002, the total amount of outstanding Deemed DIP Loans was $175.3 million and the Company's total outstanding debt under the Prepetition Credit Agreement was $59.2 million, representing amounts outstanding on the Tranche A term loan, a Tranche B term loan and the revolving credit facility (collectively, the "Prepetition Indebtedness").

         Any Prepetition Indebtedness that is not paid and readvanced as a Deemed DIP Loan shall be paid interest monthly in arrears at the following rates: the London Interbank Offered Rate ("LIBOR") plus 3.25% for Prepetition Indebtedness in respect of the Tranche A term loan, and the revolving credit facility; and LIBOR plus 3.75% for Prepetition Indebtedness in respect of the Tranche B term loan. Any Deemed DIP Loans shall be paid interest monthly at the Prime Rate.

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

         The Company's obligations under the Subordinated Loan Agreement are unsecured and expressly subordinated to its obligations under the Postpetition Credit Agreement and the Prepetition Credit Agreement. Pursuant to a Debt Subordination Agreement entered into by SIMA and the Company for the benefit of the lenders under the Prepetition Credit Agreement the Company may not repay the Subordinated Term Loans until all amounts due under the Prepetition Credit Agreement have been paid. As a result of the Chapter 11 Bankruptcy filing, effective March 27, 2002 the Company has stopped accruing interest on its Subordinated Term Loans. Total interest on the amounts outstanding under the Subordinated Loan Agreement which have not been reflected in the financial statements are $1.0 million.

         The Company's Series A Convertible Preferred Stock ("Senior Preferred Stock") was issued October 28, 1998 and accrues cumulative dividends at the rate of 6.625% per annum, payable quarterly each January 28, April 28, July 28 and October 28, (each, a "Dividend Payment Date"). For each of the Dividend Payment Dates from April 28, 2000 through July 28, 2001, the Company borrowed $1,606,563 from SIMA and declared and paid a dividend to the holders of Senior Preferred Stock with the proceeds of each loan. The Company has the right to defer payment of accumulated dividends and exercised this right with respect to all other Dividend Payment Dates. As of September 30, 2002, the total amount of dividends accrued and unpaid was $13.9 million. Once the Company deferred payment of dividends for six quarterly dividend periods, in accordance with the terms of the Senior Preferred Stock, the number of directors constituting the Company's Board of Directors increased, and the holders of Senior Preferred Stock elected two individuals to fill the newly created directorships. As a result of the Chapter 11 Bankruptcy filing, effective March 27, 2002 the Company has stopped accruing dividends on its Senior Preferred Stock. Total dividends on the Senior Preferred Stock of $3.7 million have not been reflected in the financial statements.

         The Company does not expect the future costs of compliance with currently enacted environmental laws and adopted or proposed regulations to have a material impact on its liquidity and capital resources. However, the imposition of more strict standards or requirements under environmental laws and the possibility of increased enforcement or discovery of previously unknown liabilities could result in expenditures in excess of amounts estimated to be required for such matters. See "-- Forward Looking Statements."

         As noted above, the Company expects that amounts under the Postpetition Credit Agreement and the Prepetition Credit Agreement (available to the Company as Deemed DIP Loans), cash and cash equivalents and cash flow from operations will be adequate to meet its anticipated operating requirements as it seeks to negotiate and formalize a plan of reorganization. See "-- Forward Looking Statements."


BACKLOG

As of September 30, 2002, the Company's backlog orders aggregated approximately $170.3 million, compared to approximately $322.7 million at September 30, 2001. The Company defines backlog as firm orders, which are generally subject to cancellation by the customer. Substantially all orders in the backlog at September 30, 2002 are expected to be shipped within the next 12 months. Due to the cyclical nature of order entry experienced by the Company and its dependence on the aerospace industry, there can be no assurance that order entry will continue at current levels or that current firm purchase orders will not be canceled or delayed.


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

         The Company is exposed to risk from changes in the price of commodities used in production between the date of a firm sales commitment and the date of delivery. The Company purchases forward commodity contracts to manage its exposure to changes in commodity prices, primarily nickel. A substantial portion of the forward commodity contracts result in the Company actually taking possession of the material, however, certain of the forward contracts result in the Company making or receiving payments equal to the net change in the value of the contract, which fluctuates with the price of the commodity. A 10% fluctuation in the price of the underlying commodities would change the fair value of the contracts settled in cash by approximately $1.5 million. However, since these contracts hedge the Company's firm sales commitments, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally in Europe. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company enters into forward currency and currency option contracts to mitigate the effect of currency transaction exposures. An overall 10% fluctuation in exchange rates would change the fair value of these contracts by approximately $1.6 million. However, since these contracts hedge foreign currency denominated transactions, any change in fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         At September 30, 2002, the Company had approximately $301.4 million of variable rate long-term debt (consisting of the Prepetition Indebtedness, the Deemed DIP Loans, and amounts outstanding under the Subordinated Loan Agreement). As required by the terms of the Prepetition Credit Agreement, the Company had entered into two interest rate swap agreements. The first agreement had a notional amount of $46,500,000 through September 15, 2003 based on LIBOR at 5.95%. The second agreement had a notional amount of $46,500,000 through September 15, 2003 based on LIBOR at 5.76%. Net payments or receipts under the swap agreements were recorded as adjustments to interest expense. Under these agreements, the Company also made or received payments equal to the difference between fixed and variable interest rate payments on the notional amount. As a result of the voluntary filing by the Company of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, the Company was notified by Credit Lyonnais that its interest rate swap agreements would be terminated effective April 1, 2002. Pursuant to this early termination, the Company's settlement amount in respect of this termination for any unpaid amount in respect of the terminated transactions is $3.3 million. Amounts owed subject to cancellation of the respective interest rate swap agreements have been included in the Company's consolidated balance sheet as a component of Secured Debt in Default. A 1% fluctuation in interest rates would have changed future interest expense on the $301.4 million of debt by approximately $3.0 million.


ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on this evaluation, the President and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in these internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


ITEM 5.  OTHER INFORMATION

(a)  PRESS RELEASES


The Company issued a press release dated October 21, 2002 announcing the extension of its Asia Pacific marketing operation based in Singapore and Hong Kong with the opening of two new sales offices in China.

The Company issued a press release dated October 15, 2002 announcing that as a part of its restructuring and cost reduction initiatives it has implemented reductions of approximately 12% of its salaried employees at its operations based in Huntington, WV, Burnaugh, KY, Elkhart, IN, New Hartford, NY, Dunkirk, NY and Hereford, U.K.

The Company issued a press release dated October 4, 2002 announcing that it did not meet its August 31, 2002 cumulative sales revenue covenant contained in its Postpetition Credit Agreement but has obtained the agreement of its bank group to waive the technical default.

The Company issued a press release dated September 19, 2002 announcing that Dennis L. Wanlass has been appointed to the newly-created position of Vice President, Chief Financial Officer and Chief Restructuring Officer.

The Company issued a press release dated August 14, 2002 disclosing certain information, including certain results of operations and earnings for the fiscal quarter ended June 30, 2002.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

10.3 Third Waiver To Post Petition Credit Agreement dated as of September 30, 2002.

10.4     Fourth Waiver To Post Petition Credit Agreement dated as of
         October 31, 2002.

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

SPECIAL METALS CORPORATION



Date: November 14, 2002            By:   /s/  T. Grant John
                                       ---------------------------------
                                   T. Grant John
                                   President
                                   (Principal Executive Officer)


Date: November 14, 2002            By:   /s/  Dennis L. Wanlass
                                       ---------------------------------
                                   Dennis L. Wanlass
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I,  T. Grant John, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Special Metals Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                          By:    /s/   T. Grant John
                                                 ----------------------------
                                                 T. Grant John
                                                 President
                                                 (Principal Executive Officer)


                                          Date:  November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I,  Dennis L. Wanlass, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Special Metals Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                              By:   /s/   Dennis L. Wanlass
                                    -------------------------------------------
                                    Dennis L. Wanlass
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                              Date: November 14, 2002